Form 10QSB
period 1999-10-31
ADVENTURE MINERALS INC
filed 1999-12-15
CIK 1083722

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-QSB

[ X]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

	For the quarterly period ended October 31, 1999

[   ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

	For the transition period                to
                               ----------------

		Commission File Number        0-27295
                                   --------------

                     ADVENTURE MINERALS INC.
                     -----------------------
(Exact name of small Business Issuer as specified in its charter)

Nevada                                    98-0208988
-------------------------------           ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

Suite 414, 1859 Spyglass Place
Vancouver, British Columbia, Canada       V6Z 4K6
-----------------------------------       -------
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:  604-687-7962
                                                 ------------

                              None
       ----------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[  ] Yes    [ X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,033,000 Shares of $.001 par value Class A Common Stock outstanding as of November 30, 1999.

                PART 1 - FINANCIAL INFORMATION

Item 1.         Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and
Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 1999 are not necessarily indicative of the results that can be expected for the year ending April 30, 2000.

                      ADVENTURE MINERALS INC.
                 (Formerly MAGIC BAG CORPORATION)
                  (An Exploration Stage Company)


                       FINANCIAL STATEMENTS


                         OCTOBER 31, 1999
                            (Unaudited)
                    (Stated in U.S. Dollars)

                     ADVENTURE MINERALS INC.
                (Formerly MAGIC BAG CORPORATION)
                 (An Exploration Stage Company)

                         BALANCE SHEET

                       OCTOBER 31, 1999
                          (Unaudited)
                   (Stated in U.S. Dollars)


---------------------------------------------------------------------

ASSETS

Current
   Cash                                                 $    32,344

Mineral Property (Note 4)                                     1,000

Exploration Advance (Note 5)                                  8,299
                                                        -----------
                                                        $    41,643
=====================================================================

LIABILITIES

Current
   Accounts payable                                     $     8,595
                                                        -----------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
     100,000,000 Common shares, par value
     $0.001 per share

     Issued and outstanding:
     2,033,000 Common shares                                  2,033

     Additional paid in capital                              52,217

Deficit Accumulated During The Exploration Stage            (21,202)
                                                        -----------
                                                             33,048
                                                        -----------
                                                        $    41,643
=====================================================================

Contingencies (Note 6)

Commitments (Note 7)

                     ADVENTURE MINERALS INC.
                (Formerly MAGIC BAG CORPORATION)
                 (An Exploration Stage Company)

               STATEMENT OF LOSS AND DEFICIT SHEET

                          (Unaudited)
                   (Stated in U.S. Dollars)


---------------------------------------------------------------------
                                              FOR THE
                                                  SIX       INCEPTION
                                               MONTHS     FEBRUARY 17
                                                ENDED            1999
                                           OCTOBER 31   TO OCTOBER 31
                                                 1999            1999
---------------------------------------------------------------------

Expenses
   Office administration and sundry       $     4,680     $     5,464
   Mineral property exploration
     Expenditures                                 532           1,495
   Professional fees                           11,912          14,243
                                          ---------------------------

Net Loss For The Period                        17,124     $    21,202
                                                          ===========

Deficit Accumulated During The Exploration
  Stage, Beginning Of Period                    4,078
                                           ----------

Deficit Accumulated During The Exploration
  Stage,End Of Period                      $   21,202
                                           ==========

Net Loss Per Share                         $     0.01
                                           ==========

Weighted Average Number of Shares
  Outstanding                               2,033,000
                                           ==========

                     ADVENTURE MINERALS INC.
                (Formerly MAGIC BAG CORPORATION)
                 (An Exploration Stage Company)

                     STATEMENT OF CASH FLOWS

                          (Unaudited)
                   (Stated in U.S. Dollars)


---------------------------------------------------------------------
                                              FOR THE
                                                  SIX       INCEPTION
                                               MONTHS     FEBRUARY 17
                                                ENDED            1999
                                           OCTOBER 31   TO OCTOBER 31
                                                 1999            1999
---------------------------------------------------------------------

Cash Flow From Operating Activities
   Net loss for the period                $   (17,124)    $   (21,202)

Adjustments To Reconcile Net Loss
To Net Cash Used By Operating Activities

Change in accounts payable                      6,514           8,595
                                          ---------------------------
                                              (10,610)        (12,607)
                                          ---------------------------

Cash Flow From Investing Activities
   Mineral property                                 -          (1,000)
   Exploration advance                              -          (8,299)
                                          ---------------------------
                                                    -          (9,299)
                                          ---------------------------


Cash Flow From Financing Activities
   Share capital issued                             -          54,250
                                          ---------------------------

Increase (Decrease) In Cash                   (10,610)         32,344

Cash, Beginning Of Period                      42,954               -
                                          ---------------------------

Cash, End Of Period                       $    32,344     $    32,344
=====================================================================

                     ADVENTURE MINERALS INC.
                (Formerly MAGIC BAG CORPORATION)
                 (An Exploration Stage Company)

               STATEMENT OF STOCKHOLDERS' EQUITY

                        OCTOBER 31, 1999
                          (Unaudited)
                   (Stated in U.S. Dollars)


                            Common Stock
                      --------------------------
                                      Additional
                                      Paid-in
                  Shares      Amount  Capital    Deficit    Total
                  ------------------------------------------------

Shares issued for
  cash @ $0.005  1,200,000   $ 1,200   $  4,800 $      -  $  6,000

Shares issued for
  cash @ $0.05     800,000       800     39,200        -    40,000

Shares issued for
  cash @ $0.25      33,000        33      8,217        -     8,250

Net loss for the
  Period                 -         -          -   (4,078)   (4,078)
                 -------------------------------------------------

Balance, April 30,
  1999           2,033,000  $  2,033   $ 52,217 $ (4,078) $ 50,172

Net loss for the
  Period                 -         -          -  (17,124)  (17,124)
                 -------------------------------------------------
Balance
October 31, 1999 2,033,000  $  2,033   $ 52,217 $(21,202) $ 33,048
                 =================================================

                     ADVENTURE MINERALS INC.
                (Formerly MAGIC BAG CORPORATION)
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                        OCTOBER 31, 1999
                           (Unaudited)
                    (Stated in U.S. Dollars)


1.	BASIS OF PRESENTATION

The unaudited financial statements as of October 31, 1999 includes herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the April 30, 1999 audited financial statements and notes thereto.


2.	NATURE OF OPERATIONS

a)	Organization

	The Company was incorporated in the State of Nevada, U.S.A.
on February 17, 1999.

b)	Exploration Stage Activities

The Company is in the process of exploring its mineral property and has not yet determined whether the property contains ore reserves that are economically recoverable.

The recoverability of the amount shown as mineral property is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims and the ability of the Company to obtain profitable production or proceeds from the disposition thereof.


2.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

                     ADVENTURE MINERALS INC.
                (Formerly MAGIC BAG CORPORATION)
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                        OCTOBER 31, 1999
                           (Unaudited)
                    (Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)	Mineral Property Costs

The Company capitalizes the acquisition costs of mineral properties in which it has a continuing interest to be amortized over the recoverable reserves when a property reaches commercial production. On abandonment of any property, applicable acquisition costs will be written off.
 To date the Company has not established the commercial feasibility of its mineral property therefore all exploration expenditures are being expensed.

b)	Foreign Currency Translation

The Company's functional currency is the U.S. dollar.
Transactions in foreign currency are translated into U.S.
dollars as follows:

i)	monetary items at the rate prevailing at the balance
sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect
during the applicable accounting period.

Gains or losses arising in translation are included in the results of operations.

c)	Income Taxes

	The Company has adopted Statement of Financial Accounting
Standards No. 109 - "Accounting for Income Taxes" (SFAS
109). This standard requires the use of an asset and liability approach for financial accounting and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

d)	Financial Instruments

The Company's financial instruments consist of cash and accounts payable.

Unless otherwise noted, it is management's opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

                     ADVENTURE MINERALS INC.
                (Formerly MAGIC BAG CORPORATION)
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                        OCTOBER 31, 1999
                           (Unaudited)
                    (Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

c)	Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during the period plus common share equivalents, such as options, warrants and certain convertible securities. This method requires primary earnings per share to be computed as if the common share equivalents were exercised at the beginning of the period or at the date of issue and as if the funds obtained thereby were used to purchase common shares of the Company at its average market value during the period.


4.	MINERAL PROPERTY

	The Company has entered into an option agreement dated April 1, 1999 to acquire a 70% interest in a mineral claim block located in the Sudbury Mining District, Ontario, Canada.

	In order to earn its interest, the Company must make cash payments and incur exploration expenditures as follows:

	Cash payment of CDN $1,500 (paid)

	Exploration expenditures totalling CDN $150,000 by
April 1, 2000 with an additional CDN $150,000 in
exploration expenditures to be incurred by April 1,
2001

	Consideration paid to date (CDN $1,500)         $  1,000
                                                        ========


4.	EXPLORATION ADVANCE

		The Company has advanced $8,299 in connection with an exploration program which had not commenced at October 31, 1999.

                     ADVENTURE MINERALS INC.
                (Formerly MAGIC BAG CORPORATION)
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                        OCTOBER 31, 1999
                           (Unaudited)
                    (Stated in U.S. Dollars)


5.	CONTINGENCIES

a)	Mineral Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest the Company must satisfy the terms of the option agreement described in Note 4.


b)	Uncertainty Due To The Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.


7.	COMMITMENT

	The company has entered into an agreement with a company controlled by its president to provide management services for a one year term at $750 per month expiring March 31, 2000.


8.	NAME CHANGE

During the period the company's name was changed from Magic Bag
Corporation to Adventure Minerals Inc.

	Item 2. Management's Discussion and Analysis or Plan of
Operations

	The Company is an exploration stage company engaged in the acquisition, exploration and development of mineral properties. The Company has an option (the "Option") to acquire an interest in a property in the Kukagami Lake region of the Sudbury Mining District in the Province of Ontario, Canada (the "Kukagami Lake Property"). The Company acquired the Option from Excellerated Resources Inc. ("Excellerated") pursuant to an option agreement dated April 1, 1999. The Company intends to carry out exploration work on the Kukagami Lake Property in order to ascertain whether the Kukagami Lake Property possesses commercially exploitable quantities of platinum and palladium. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists in the Kukagami Lake Property until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Company's Plan of Operation

The Company is proceeding with phase one of a recommended work program on the Kukagami Lake Property. The recommended work program will be undertaken by Excellerated on the Kukagami Lake Property and on adjacent properties owned by Excellerated. The Company will fund its proportionate share of this exploration program. The Company has advanced the amount of $8,299 US to Excellerated towards the Company's proportionate share of the
cost of phase one of the exploration program.   The Company will
be obligated to pay to Excellerated any amount by which the Company's share of the cost of phase one of the work program exceeds the amount advanced.

The Company has raised sufficient funds from prior offerings of its securities, as set forth in Item 4 of Part II of the Company's Form 10-SB Registration Statement, to fund its share of phase one of the exploration program to be carried out by Excellerated. The Company will assess whether to proceed with further exploration programs upon completion of phase one of the exploration program and an evaluation of the results of this exploration program.

The Company had cash on hand in the amount of $32,344 US as of October 31, 1999. The Company has funded its share of phase one of the exploration program. The Company believes that its cash reserves are also sufficient to meet its obligations for the next twelve-month period, including the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934, in addition to the cost of completing phase one of the exploration program.

The Company incurred operating expenses in the amount of $17,124 for the six months ending October 31, 1999. These operating expenses included an amount of $4,500 paid to W.F.C. Management Corporation, a company controlled by Mr. Grayson Hand, a director and President of the Company. These operating expenses also included $11,912 in professional fees which were primarily attributable the preparation and filing of the Company's Form 10-SB registration statement with the Securities and Exchange Commission.

The Company will require additional funding in the event that the Company determines to proceed with its share of phase two of the
exploration program.   The anticipated cost of the Company's
share of phase two of the exploration program is approximately $10,700 US which is in excess of the projected cash reserves of the Company upon completion of phase one of the exploration program. The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund Phase Two of the exploration program. The Company believes that debt financing will not be an alternative for funding Phase Two of the exploration program. The Company does not have any arrangements in place for future equity financing.

If the Company does not secure additional financing, the Company will not be able to complete its share of phase two of the exploration program or meet its obligation to Excellerated under the Option to incur $286,500 CDN (equal to approximately $194,420 US as at October 25, 1999) of exploration expenditures, in aggregate, on the Kukagami Lake Property by April 1, 2001. The Company will be required to abandon the Option in the event that the Company is unable to achieve sufficient financing as required to incur $286,500 CDN (equal to approximately $194,420 US as at October 25, 1999) of exploration expenditures on the Kukagami
Lake Property by April 1, 2001.   The Company will consider
brining in a joint venture partner for the Kukagami Lake Property if the Company is unable to achieve sufficient funding by itself to proceed with the required exploration expenditures and the Company does not want to abandon the Kukagami Lake Property.
The Company will pursue acquiring interests in alternate mineral properties in the event of termination of the Option due to a failure to incur the required exploration expenditures.

The Company has not purchased or sold any plant or significant equipment and does not expect to do so in the foreseeable future.

The Company currently has no employees, other than its sole officer, Mr. Grayson Hand, President, Secretary and Treasurer of the Company, and does not expect to hire any employees in the foreseeable future. The Company conducts its business through agreements with consultants and arms-length third parties.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

*     Fluctuations in the market prices of platinum and palladium
* General domestic and international economic and political conditions
* Unexpected geological conditions or unfavourable results of exploration
* Difficulties associated with managing complex operations in remote areas
*     Unanticipated milling and other processing problems
*     The speculative nature of mineral exploration
*     Environmental risks
* Changes in laws and government regulations, including those relating to taxes and the environment
* The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
* Fluctuations in interest rates and other adverse financial market conditions

* Other unanticipated difficulties in obtaining necessary financing
* The failure of equipment or processes to operate in accordance with specifications or expectations
*     Labor relations
*     Accidents
*     Unusual weather or operating conditions
*     Force majeure events
* Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

Many of these factors are beyond the Company's ability to control and predict. Investors are cautioned not to place undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update its forward-looking statements, whether as a result of receiving new information, the occurrence of future events, or otherwise.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

	None

Item 2. Changes in Securities

	None

Item 3. Defaults upon Senior Securities

	None

Item 4. Submission of Matters to a Vote of Security Holders

	None

Item 5. Other Information
	None

Item 6. Exhibits and Reports on Form 8-K.

(a) 	None
(b) 	Reports on Form 8-K--None

                            SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

ADVENTURE MINERALS INC.

Date:   December 13, 1999
      -------------------

By:   /s/ Grayson Hand
      GRAYSON HAND, Director, President
      Chief Executive Officer