Form 10QSB
period 2000-01-31
ADVENTURE MINERALS INC
filed 2000-03-15
CIK 1083722

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

[ X]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

      For the quarterly period ended January 31, 2000

[   ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

      For the transition period              to
                               --------------


		Commission File Number		0-27295
                                      --------------

                       ADVENTURE MINERALS INC.
---------------------------------------------------------------------
  (Exact name of small Business Issuer as specified in its charter)

Nevada                                    98-0208988
-------------                             ----------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)


Suite 414, 1859 Spyglass Place
Vancouver, British Columbia, Canada       V6Z 4K6
-----------------------------------       -------
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:     604-872-4107
                                                    ------------


                               None
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days [   ] Yes    [ X] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
2,033,000 Shares of $.001 par value Class A Common Stock outstanding as of March 1, 2000.

PART 1 - FINANCIAL INFORMATION

Item 1.		Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2000 are not necessarily indicative of the results that can be expected for the year ending April 30, 2000.

                     ADVENTURE MINERALS INC.
                (formerly Magic Bag Corporation)
                 (An Exploration Stage Company)


                      FINANCIAL STATEMENTS


                        JANUARY 31, 2000
                           (Unaudited)
                    (Stated in U.S. Dollars)

                     ADVENTURE MINERALS INC.
                (formerly Magic Bag Corporation)
                 (An Exploration Stage Company)

                         BALANCE SHEET

                       JANUARY 31, 2000
                          (Unaudited)
                    (Stated in U.S. Dollars)

---------------------------------------------------------------------
ASSETS

Current
   Cash                                                 $     27,637

Mineral Property (Note 4)                                      1,000

Exploration Advance (Note 5)                                   8,299
                                                       -------------
                                                       $      36,936
=====================================================================

LIABILITIES

Current
   Accounts payable                                    $      13,757
                                                       -------------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
     100,000,000 Common shares,
       par value $0.001 per share

   Issued and outstanding:
     2,033,000 Common shares                                   2,033

Additional paid in capital                                    52,217

Deficit Accumulated During The Exploration Stage             (31,071)
                                                       -------------
                                                              23,179
                                                       -------------
                                                        $     36,936
====================================================================

Contingencies (Note 6)

Commitments (Note 7)

                     ADVENTURE MINERALS INC.
                (formerly Magic Bag Corporation)
                 (An Exploration Stage Company)

                 STATEMENT OF LOSS AND DEFICIT
                          (Unaudited)
                   (Stated in U.S. Dollars)

---------------------------------------------------------------------
                                                 NINE       INCEPTION
                                               MONTHS     FEBRUARY 17
                                                ENDED         1999 TO
                                           JANUARY 31      JANUARY 31
                                                 2000            2000
---------------------------------------------------------------------

Expenses
  Office administration and sundry          $   7,124       $   7,908
  Mineral property exploration expenditures       532           1,495
  Professional fees                            18,692          21,023
  Stock transfer fees                             645             645
                                            -------------------------

Net Loss For The Period                        26,993       $   31,071
                                                            ==========

Deficit Accumulated During The Exploration
  Stage, Beginning Of Period                    4,078
                                             --------

Deficit Accumulated During The Exploration
Stage, End Of Period                        $  31,071
===========================================================

Net Loss Per Share                              $0.01
===========================================================

Weighted Average Number of Shares
  Outstanding                               2,033,000
===========================================================

                     ADVENTURE MINERALS INC.
                (formerly Magic Bag Corporation)
                 (An Exploration Stage Company)

                     STATEMENT OF CASH FLOWS
                           (Unaudited)
                    (Stated in U.S. Dollars)


---------------------------------------------------------------------
                                                 NINE       INCEPTION
                                               MONTHS     FEBRUARY 17
                                                ENDED         1999 TO
                                           JANUARY 31      JANUARY 31
                                                 2000            2000
---------------------------------------------------------------------

Cash Flow From Operating Activities
   Net loss for the period                 $  (26,993)    $   (31,071)

Adjustments To Reconcile Net Loss To Net
   Cash Used By Operating Activities
     Change in accounts payable                11,676          13,757
                                           --------------------------
                                              (15,317)        (17,314)

Cash Flow From Investing Activities
  Mineral property                                  -          (1,000)
  Exploration advance                               -          (8,299)
                                           --------------------------
                                                    -          (9,299)
                                           --------------------------

Cash Flow From Financing Activities
   Share capital issued                             -          54,250
                                           --------------------------

Increase (Decrease) In Cash                   (15,317)         27,637

Cash, Beginning Of Period                      42,954               -
                                           --------------------------

Cash, End Of Period                         $  27,637      $   27,637
=====================================================================

                     ADVENTURE MINERALS INC.
                (formerly Magic Bag Corporation)
                 (An Exploration Stage Company)

              STATEMENT OF STOCKHOLDERS' EQUITY

                      JANUARY 31, 2000
                         (Unaudited)
                  (Stated in U.S. Dollars)



                              Common Stock
                        --------------------------
                                        Additional
                                        Paid-in
                    Shares      Amount  Capital    Deficit    Total
                    ------------------------------------------------

Shares issued for
  cash at $0.005  1,200,000    $ 1,200  $ 4,800    $     -  $  6,000

Shares issued for
  cash at $0.05     800,000        800   39,200          -    40,000

Shares issued for
  cash at $0.25      33,000         33    8,217          -     8,250

Net loss for the
  period                  -          -        -     (4,078)   (4,078)
                  --------------------------------------------------
Balance, April 30,
  1999            2,033,000      2,033   52,217     (4,078)   50,172


Net loss for the
  period                  -          -        -    (26,993)  (26,993)

                  --------------------------------------------------
Balance, January
  31, 2000        2,033,000   $  2,033  $52,217  $ (31,071) $ 23,179
                  ==================================================

                     ADVENTURE MINERALS INC.
                (formerly Magic Bag Corporation)
                 (An Exploration Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

                        JANUARY 31, 2000
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

                        JANUARY 31, 2000
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

                        JANUARY 31, 2000
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

Consideration paid to date (CDN $1,500)             $1,000
                                                    ======


4.	EXPLORATION ADVANCE

		The Company has advanced $8,299 in connection with an exploration program which had not commenced at January 31, 2000.

                     ADVENTURE MINERALS INC.
                (formerly Magic Bag Corporation)
                 (An Exploration Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

                        JANUARY 31, 2000
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

The Company had cash on hand in the amount of $27,637 US as of January 31, 2000. The Company has funded its share of phase one of the exploration program. The Company believes that its cash reserves are also sufficient to meet its obligations for the next nine-month period to W.F.C. Management Corporation under the Company's management agreement with W.F.C. Management Corporation and to pay for the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934, in addition to the cost of completing phase one of the exploration program.

The Company incurred operating expenses in the amount of $26,993 for the nine months ending January 31, 2000. These operating expenses included an amount of $6,750 paid to W.F.C. Management Corporation, a company controlled by Mr. Grayson Hand, a director and President of the Company. These operating expenses also included $18,692 in professional fees which were primarily attributable the preparation and filing of the Company's Form 10-SB registration statement with the Securities and Exchange Commission.

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

If the Company does not secure additional financing, the Company will not be able to complete its share of phase two of the exploration program or meet its obligation to Excellerated under the Option to incur $286,500 CDN (equal to approximately $196,453 US as at March 1, 2000) of exploration expenditures, in aggregate, on the Kukagami Lake Property by April 1, 2001. The Company will be required to abandon the Option in the event that the Company is unable to achieve sufficient financing as required to incur $286,500 CDN (equal to approximately $196,453 US as at March 1, 2000) of exploration expenditures on the Kukagami Lake
Property by April 1, 2001.   The Company will consider brining in
a joint venture partner for the Kukagami Lake Property if the Company is unable to achieve sufficient funding by itself to proceed with the required exploration expenditures and the Company does not want to abandon the Kukagami Lake Property.
The Company will pursue acquiring interests in alternate mineral properties in the event of termination of the Option due to a failure to incur the required exploration expenditures.

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

ADVENTURE MINERALS INC.

Date:   March 10, 2000

                 /s/ Grayson Hand
By:              ---------------------------------
                 GRAYSON HAND, Director, President
                 Chief Executive Officer