Form 10KSB
period 2000-04-30
ADVENTURE MINERALS INC
filed 2000-06-22
CIK 1083722

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                              FORM 10KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

Commission File No.  0-27295

                         ADVENTURE MINERALS INC.
          (Exact name of Registrant as specified in its charter)

NEVADA                                   98-0208988
-------------------------------          ----------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification Number)

Suite 414, 1859 Spyglass Place
Vancouver, British Columbia, Canada      V6Z 4K6
-----------------------------------      -------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:   604-872-4107
                                                      ------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:
25,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for year ended April 30, 2000 were $NIL.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of June 15, 2000 is $17,701,250.

The number of shares of the issuer's Common Stock outstanding as of June 13, 2000 is 10,165,000.

Transitional Small Business Disclosure Format (check one):  Yes
[   ]  No [ X ]

                             PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk-related factors set forth herein.

ITEM 1.	Description of Business

Organization

Adventure Minerals Inc. (the "Company") was organized as a Nevada corporation on February 16, 1999.

Business

The Company is an exploration stage company engaged in the acquisition, exploration and development of mineral properties. The Company has an option to acquire an interest in the property described below under the heading "Kukagami Lake Property Option Agreement". The Company intends to carry out exploration work on the Kukagami Lake Property in order to ascertain whether the Kukagami Lake Property possesses commercially exploitable quantities of platinum and palladium. There can be no assurance that a commercially exploitable mineral deposit, or reserve, exists in the Kukagami Lake Property until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

The Company is presently in negotiations for the potential acquisition of a proprietary technology based business. No definitive agreement has been signed as of the date hereof and the Company has not entered into any letter of intent or other interim agreement. The Company anticipates, however, that if an agreement is concluded, the Company will acquire the business in consideration for restricted shares of the Company's common stock. In addition, the agreement may require the Company to complete a financing of its equity securities in order to fund the business acquired. If an agreement is concluded, the Company will be required to file a Form 8-K with the Securities and Exchange Commission which will disclose the material terms of the agreement. There is no assurance that the Company will enter into any agreement for the acquisition of the technology based business. If an agreement is entered into, there is no assurance
that the conditions of the agreement will be satisfied.   The
Company is considering the acquisition of a technology based business in view of the depressed market for mineral resources and the difficulty perceived by management in financing mineral exploration companies in the current market.

Kukagami Lake Property Option Agreement

The Company owns an option (the "Option") to acquire a 70% interest in a certain mineral claim situated in the Sudbury Mining District in the Province of Ontario, Canada (the "Kukagami Lake Property"). The Company acquired the Option pursuant to an agreement dated April 1, 1999 between the Company and Excellerated Resources Inc. ("Excellerated"). Excellerated is the owner of a 100% interest in the Kukagami Lake Property, subject to the Company's Option. The consideration paid by the Company to Excellerated for the grant of the Option was $1,500 CDN.

The Option is exercisable by the Company incurring the following minimum cumulative exploration expenditures on the Kukagami Lake
Property:

$13,500 CDN (equal to approximately $9,195 US as at June 13,
2000) of exploration expenditures by April 30, 1999 (which expenditures have been incurred);
$136,500 CDN (equal to approximately $92,970 US as at June 13,
2000) of exploration expenditures by April 1, 2001; and $150,000 CDN (equal to approximately $102,165 US as at June 13,
2000) of exploration expenditures by April 1, 2002.

The Company negotiated an amendment to the Option Agreement in March 2000 which gave the Company a one year extension on the dates required to meet the exploration expenditures. The date for incurring $136,500 CDN of exploration expenditures was extended from April 1, 2000 to April 1, 2001 and the date for incurring $150,000 CDN of exploration expenditures was extended from April 1, 2001 to April 1, 2002.

In the event that the Company incurs, in any of the above periods, less than the required exploration expenditures, the Company may, at its option, pay to Excellerated the difference between the amount actually spent and the required exploration expenditure in full satisfaction of the exploration expenditures to be incurred. In the event the Company spends, in any period, more than the required sum, then the excess will be carried forward and applied to the required exploration expenditures to be incurred in subsequent periods. Property exploration expenditures are defined in the Kukagami Lake Option Agreement to include all costs associated with the conduct of exploration on the Kukagami Lake Property. These costs include all cash, expenses, obligations and liabilities of whatever kind or nature spent or incurred directly or indirectly associated therewith in connection with the exploration and development of the Kukagami Lake Property.

The Company's interest in the Kukagami Lake Property is limited
to an option to acquire a 70% interest in the property.   If the
Company fails to make any required payment or incur any required exploration expenditure, the Option will terminate and the Company will have no further rights to the Kukagami Lake Property.

The Company has entered into an arrangement with Excellerated for the exploration of the Kukagami Lake Property. Excellerated has agreed to include the Kukagami Lake Property in an exploration program to be carried out by Excellerated on five properties in the vicinity of the Kukagami Lake Property which are owned by Excellerated. The Company has agreed to fund 10% of the cost of this exploration program. The Company has advanced funds to Excellerated to be utilized as exploration expenditures in the required amount of $13,500 CDN by April 30, 1999 in order to maintain the Option. The Company presently has no plans to conduct its own exploration program on the Kukagami Lake Property.

The Company has not entered into any agreement with Excellerated for the joint exploration of the Kukagami Lake Property. In addition, the Company does not have any joint venture or other agreement with Excellerated for the further exploration or development of the Kukagami Lake Property in the event the Option is exercised by the Company and the Company acquires a 70% interest in the Kukagami Lake Property. There is no assurance that the Company and Excellerated would be able to reach agreement on the exploration or development of the Kukagami Lake Property in the event that the Company acquires a 70% interest in the Kukagami

Lake Property. Failure to reach such an agreement with Excellerated could impair the ability of the Company to complete further exploration or development of the Kukagami
Lake Property.

Kukagami Lake Property

The Kukagami Lake Property is comprised of one (1) mineral claim located in the Sudbury Mining Division in the Township of Kelly in the Province of Ontario, Canada (the "Mineral Claim"). The Mineral Claim is owned by Excellerated subject to a 2% net smelter royalty in favor of Mr. J. D. Jevning. The Mineral claim is un-patented and un-surveyed and consists of 16 units.

Geological Report

The Company has obtained a geological report from Excellerated on the Excellerated Properties prepared by Mr. James G. Burns, P. Eng, of 190 Graye Crescent, Timmins, Ontario (the "Geological Report"). The Geological Report summarizes the exploration history of the Excellerated Properties, the regional geology of the Excellerated Properties and provides conclusions and recommendations for a work program on the Excellerated Properties. The Geological Report confirms that there are no known minerals deposits nor occurrences on the Excellerated Properties, but occurrences of copper-nickel-platinum group elements do occur in the general area of the Excellerated Properties.

Recommendations of the Geological Report

The Geological Report concluded that the geological formations underlying the Excellerated Properties are considered highly prospective for copper-nickel-platinum group element mineralization. Accordingly, the Excellerated Properties warrant a more detailed examination of its mineral potential. The Geological Report identified the exploration objective for the Excellerated Properties as being copper-nickel-platinum group element deposits hosted by geological formations located on the Excellerated Programs.

The Geological Report recommended a two phase exploration program to identify the potential presence of mineralization on the property. Phase one would consist of line cutting, geological mapping, whole rock analysis, petrographic studies, prospecting and geophysical and geo-chemical surveys. Phase two would include target definition, fill-in, geo-chemical and geophysical surveys, plus approximately 2,000 meters of diamond drilling to
test anomalies identified.   The budget for phase one of the
exploration program is $150,000 CDN (equal to approximately $102,165 US as at June 13, 2000). The budget for phase two of the exploration program is $160,000 CDN (equal to approximately $108,796 US as at June 13, 2000). As a result of the Company's arrangement with Excellerated, the Company would be responsible for 10% of these exploration costs on account of the Kukagami Lake Property if the exploration programs are proceeded with.

Employees

As of June 13, 2000, the Company had no employees, other than its sole officer, Mr. Grayson Hand who is President, Secretary and Treasurer of the Company. Mr. Hand provides his services on a part-time basis as required for the business of the Company. Mr. Hand presently commits approximately 15% of his business time to the business of the Company. The Company presently pays to WFC Management Corporation, a company controlled by Mr. Hand, a management fee of $750 per month pursuant to the Management Agreement.

The Company does not pay to its directors any compensation for each director serving as a director on the Company's board of directors.

The Company conducts its business through agreements with consultants and arms-length third parties.

Marketability of Discovered Minerals

Even if commercial quantities of ore are discovered, there can be no assurance that a ready market will exist for its sale. Numerous factors beyond the control of the Company may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

Compliance with Government Regulation

The Company will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of Ontario. In addition, production of minerals in the Province of Ontario will require prior approval of applicable governmental regulatory agencies. There can be no assurance that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

During the exploration phase of the Excellerated Properties, the Company will be subject to regulation by the Ministry of Natural Resources, a ministry of the Province of Ontario. The Company has budgeted for regulatory compliance costs in the proposed work program recommended by the Geological Report. The Company will have to sustain the cost of reclamation and environmental mediation for all exploration (and development) work undertaken. The amount of these costs is not known at this time as the Company does not know the extent of the exploration program it will undertake, beyond completion of the recommended work program, or if it will enter into production on the Excellerated Properties. Because there is presently no information on the size, tenor, or quality of any resource or reserve, it is impossible to assess the impact of any capital expenditures on the Company, its earnings or competitive position in the event a potentially-economic deposit is discovered.

If the Company enters the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

*     Water discharge will have to meet drinking water standards;

*     Dust generation will have to be minimal or otherwise re-mediated;

* Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

* An assessment of all material to be left on the surface will need to be environmentally benign;

*     Ground water will have to be monitored for any potential;

* The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

* There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Exploration Risk

Exploration for minerals is a speculative venture necessarily involving substantial risk. There is no certainty that the expenditures to be made by the Company in the acquisition of the interests described herein will result in discoveries of commercial quantities of ore. Hazards such as unusual or unexpected formations and other conditions are involved in mineral exploration and development. The Company may become subject to liability for pollution, cave-ins or hazards against which it cannot insure or against which it may elect not to insure. The payment of such liabilities may have a material adverse effect on the Company's financial position.

The Company cannot give any assurance as to what would be considered a "commercial quantity" of ore for the Excellerated Properties. A "commercial quantity" of ore is a quantity of ore which is sufficient to economically justify commercial exploitation. In determining whether a body of ore economically justifies exploitation, the Company will assess those factors which impact on the economics of production of the Excellerated Properties, including prevailing mineral prices, the concentration of minerals within the ore, cost of mining and production, costs of money, costs of environmental compliance and general economic conditions.

No Known Bodies of Ore

There are no known bodies of ore on the Company's optioned property. The business plan of the Company is to raise funds to carry out further exploration with the objective of establishing ore of commercial tonnage and grade. If the Company's exploration programs are successful, additional funds will be required for the development of economic reserves and to place them in commercial production. The only source of future funds presently available to the Company is through the sale of equity capital. The only alternative for the financing of further exploration would be the offering by the Company of an interest in its optioned property to be earned by another party or parties carrying out further exploration or development thereof, which is not presently contemplated.

Research and Development Expenditures

During the past two fiscal years, the Company has not completed any research or development expenditures.

Subsidiaries

The Company has no subsidiaries.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patent or trademark.

ITEM 2.	Description of Property

The Company has an option to acquire a 70% interest in the Mineral Claim, as described in detail in Item 1 of this Form 10-
KSB Annual Report. The Company does not own or lease any property other than its option to acquire an interest in the Kukagami Lake Property.

ITEM 3.	Legal Proceedings

The Company is not a party to any material legal proceedings and to the knowledge of the Company, no such proceedings are threatened or contemplated.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the fiscal year ending April 30, 2000.

                              PART II

ITEM 5.	Market for Registrant's Common Equity and Related
Stockholders Matters

Market Information

The Company's common stock trades on the OTC BB under the symbol
"AVML". The Company was first traded on the Bulletin Board on June 2, 2000. The high and low bid price for the Company's common stock as quoted on the OTC BB is as follows:

Month:           High         Low        Close
----------       -----        -----      -----
June, 2000       $4.25        $1.20      $4.25


The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent accrual transactions.

As at June 13, 2000 there were forty-seven (47) registered shareholders of the Company's common stock.

Dividends

The Company issued a stock dividend to the Company's shareholders of record on May 22, 2000. Each shareholder of record was issued an additional four shares of the Company's common stock for each share held prior to the record date. The Company's common stock commenced trading on a post-split basis on May 23, 2000. As a result of this stock dividend, the issued and outstanding shares of the Company's common stock increased from 2,033,000 shares to 10,165,000 shares.

The issuance of dividends to shareholders is at the discretion of the board of directors of the Company. The Company has not issued any cash dividends since its inception and does not have plans to do so in the foreseeable future.

Recent Sales of Unregistered Securities

The Company completed an offering of 1,200,000 common shares at a price of $0.005 per share on April 01, 1999 pursuant to Section 4(2) of the Securities Act of 1933. The Company received total proceeds of $6,000 from this offering. No commissions or fees were paid in connection with the offering. All of these shares were sold to Grayson Hand, the President, Secretary, Treasurer and Director of the Company, and were issued as "restricted shares" within the meaning of the Securities Act of 1933.

The Company completed an offering of 800,000 common shares at a price of $0.05 per share on April 2, 1999 to a total of thirteen
(13) investors, each of which investors was known to an officer and director of the Company. The Company received total proceeds of $40,000 from this offering. No commissions or fees were paid in connection with the offering. The offering was completed pursuant to Rule 504 of Regulation D of the Act which provides an exemption for issues of stock up to $1,000,000, in the aggregate, by companies with a specific business plan and that are not subject to the reporting requirements of the Securities and Exchange Act of 1934.

The Company completed an offering of 33,000 common shares at a price of $0.25 per share on April 5, 1999 to a total of thirty three (33) investors, each of which investors was known to an officer and director of the Company. The Company received total proceeds of $8,250 from this offering. No commissions or fees were paid in connection with the offering. The offering was completed pursuant to Rule 504 of Regulation D of the Act which provides an exemption for issues of stock up to $1,000,000, in the aggregate, by companies with a specific business plan and that are not subject to the reporting requirements of the Securities and Exchange Act of 1934.

ITEM 6.	Management's Discussion and Analysis or Plan of
Operation

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

The Company had cash on hand in the amount of $9,985 US as of April 30, 2000. The Company has funded its share of phase one of the exploration program. The Company believes that its cash reserves are also sufficient to meet its obligations for the next six month period to W.F.C. Management Corporation under the Company's management agreement with W.F.C. Management Corporation and to pay for the legal and accounting expense of complying with its obligations as a reporting issuer under the Securities Exchange Act of 1934, in addition to the cost of completing phase one of the exploration program.

The Company also plans to continue negotiations for the potential acquisition of a proprietary technology based business. No definitive agreement has been signed as of the date hereof and the Company has not entered into any letter of intent or other interim agreement. The Company anticipates, however, that if an agreement is concluded, the Company will acquire the business in consideration for restricted shares of the Company's common stock. In addition, the agreement may require the Company to complete a financing of its equity securities in order to fund
the business acquired.   There can be no assurance that the
Company will enter into any agreement for the acquisition of the technology based business. The Company is considering the acquisition of a technology based business in view of the depressed market for mineral resources and the difficulty perceived by management in financing mineral exploration companies in the current market.

The Company incurred operating expenses in the amount of $34,749 for the year ending April 30, 2000. These operating expenses included an amount of $9,000 paid to W.F.C. Management

Corporation, a company controlled by Mr. Grayson Hand, a director and President of the Company. These operating expenses also included $22,255 in professional fees which were primarily attributable the preparation and filing of the Company's Form 10-
SB registration statement with the Securities and Exchange
Commission.

The Company currently has no employees, other than its sole officer, Mr. Grayson Hand, President, Secretary and Treasurer of the Company. The Company does not expect to hire any employees in the foreseeable future. The Company conducts its business through agreements with consultants and arms-length third parties.

Results Of Operations

The Company incurred a loss of $34,749 for the year ending April 30, 2000, compared to a loss of $4,078 for the period from
incorporation to April 30, 2000.   The increased loss was
reflective of the increased operating expenses incurred by the Company during the year. Operating expenses during the year consisted primary fees payable to W.F.C. Management and professional fees, including professional fees incurred with the filing of the Company's Form 10-SB registration statement.

The Company did not earn any revenues during 1999. The Company does not anticipate earning revenues until such time as the Company enters into commercial production of the Company's mineral properties. The Company is presently in the exploration stage of its development and there is no assurance that the Company will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that the Company will enter into commercial production of its mineral properties.

Liquidity And Capital Resources

The Company had cash of $9,985 as of April 30, 2000 and working capital of $5,443 as of April 30, 2000.

The Company will require additional funding in the event that the Company determines to proceed with its share of phase two of the exploration program or to acquire the proprietary technology
based business.   The anticipated cost of the Company's share of
phase two of the exploration program is approximately $10,700 US which is in excess of the current cash reserves of the Company. The Company anticipates that additional funding will be in the form of equity financing from the sale of the Company's common stock. There is no assurance that the Company will be able to achieve additional sales of its common stock sufficient to fund phase two of the exploration program. The Company believes that debt financing will not be an alternative for funding phase two of the exploration program. The Company does not have any arrangements in place for future equity financing.

If the Company does not secure additional financing, the Company will not be able to complete its share of phase two of the exploration program or meet its obligation to Excellerated under the Option to incur $286,500 CDN (equal to approximately $195,135 US as at June 13, 2000) of exploration expenditures, in aggregate, on the Kukagami Lake Property by April 1, 2002. The Company will be required to abandon the Option in the event that the Company is unable to achieve sufficient financing as required to incur $286,500 CDN (equal to approximately $196,453 US as at June, 2000) of exploration expenditures on the Kukagami Lake Property by

April 1, 2001.   The Company will consider bringing
in a joint venture partner for the Kukagami Lake Property if the Company is unable to achieve sufficient funding by itself to proceed with the required exploration expenditures and the Company does not want to abandon the Kukagami Lake Property. The Company will pursue acquiring interests in alternate mineral properties in the event of termination of the Option due to a failure to incur the required exploration expenditures.

The Company has not purchased or sold any plant or significant equipment and does not expect to do so in the foreseeable future.

Forward-Looking Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Impact of the Year 2000 Issue

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs were not expected to properly recognize a year that begins with "20" instead of the familiar "19". Many experts believed that if not corrected this problem would lead to widespread computer failures. Since the turn of the century, however, the Company has not experienced any adverse effects of this Year 2000 problem.

ITEM 7. 	Financial Statements

The Company's audited financial statements for the period ending
April 30, 1999 and 2000, including the following, are attached hereto.

(a)	Balance Sheets;

(b)	Statements of Loss and Deficit;

(c)	Statements of Cash Flows;

(d)	Statement of Stockholders' Equity;

(e)	Notes to Financial Statements.

                      ADVENTURE MINERALS INC.
                  (Formerly Magic Bag Corporation)
                   (An Exploration Stage Company)


                        FINANCIAL STATEMENTS


                       APRIL 30, 2000 AND 1999
                       (Stated in U.S. Dollars)

                           AUDITORS' REPORT



To the Shareholders
Adventure Minerals Inc.
(Formerly Magic Bag Corporation)


We have audited the balance sheets of Adventure Minerals Inc. (formerly Magic Bag Corporation), (an exploration stage company) as at April 30, 2000 and 1999 and the statements of loss and deficit accumulated during the exploration stage, cash flows, and stockholders' equity for the year ended April 30, 2000, and for the period ended April 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States and Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2000 and 1999, and the results of its operations and cash flows for the year ended April 30, 2000, and for the period ended April 30, 1999 in accordance with United States generally accepted accounting principles.




Vancouver, B.C.                              /s/ Morgan & Company

June 5, 2000                                 Chartered Accountants

                       ADVENTURE MINERALS INC.
                   (Formerly Magic Bag Corporation)
                    (An Exploration Stage Company)

                            BALANCE SHEETS
                       (Stated in U.S. Dollars)


--------------------------------------------------------------------------
                                                         APRIL 30
                                                    2000           1999
--------------------------------------------------------------------------

ASSETS

Current
  Cash                                            $  9,985      $  42,954

Mineral Property (Note 3)                            1,681          1,000

Exploration Advance (Note 4)                         8,299          8,299
                                                 ------------------------
                                                  $ 19,965      $  52,253
=========================================================================

LIABILITIES

Current
  Accounts payable                                $  4,542      $   2,081
                                                  -----------------------

SHAREHOLDERS' EQUITY

Share Capital
  Authorized:
    100,000,000 Common shares, par value
      $0.001 per share

  Issued:
    2,033,000 Common shares                          2,033          2,033

  Additional paid in capital                        52,217         52,217

Deficit Accumulated During The Exploration Stage   (38,827)        (4,078)
                                                  -----------------------
                                                    15,423         50,172
                                                  -----------------------
                                                  $ 19,965      $  52,253
=========================================================================

Contingencies (Note 5)

Approved by the Directors:



----------------------------         ----------------------------

                      ADVENTURE MINERALS INC.
                 (Formerly Magic Bag Corporation)
                     (An Exploration Company)


                  STATEMENTS OF LOSS AND DEFICIT
                     (Stated in U.S. Dollars)


------------------------------------------------------------------------
                                           PERIOD FROM
                                             DATE OF
                                           ORGANIZATION    INCEPTION
                                  YEAR     FEBRUARY 17     FEBRUARY 17
                                  ENDED      1999 TO       1999 TO
                                  APRIL 30   APRIL 30      APRIL 30
                                  2000         1999        2000
-------------------------------------------------------------------------

Expenses
   Office administration and
     Sundry                   $     9,978   $     784      $  10,762
   Mineral property exploration
     Expenditures                     532         963          1,495
  Professional fees                22,255       2,331         24,586
  Stock transfer fees                 660           -            660
  Travel                            1,324           -          1,324
                                 -----------------------------------

Net Loss For The Period            34,749       4,078      $  38,827
                                                           =========

Deficit Accumulated During The
  Exploration Stage, Beginning
  Of Period                         4,078           -
                                  -------------------

Deficit Accumulated During The
  Exploration Stage, End Of
  Period                      $    38,827   $   4,078
=====================================================
Net Loss Per Share            $      0.02   $    0.01
=====================================================
Weighted Average Number Of
  Shares Outstanding            2,033,000     805,905
=====================================================

                      ADVENTURE MINERALS INC.
                  (Formerly Magic Bag Corporation)
                   (An Exploration Stage Company)

                      STATEMENTS OF CASH FLOWS
                      (Stated in U.S. Dollars)


-------------------------------------------------------------------------
                                           PERIOD FROM
                                             DATE OF
                                           ORGANIZATION    INCEPTION
                                  YEAR     FEBRUARY 17     FEBRUARY 17
                                  ENDED      1999 TO       1999 TO
                                  APRIL 30   APRIL 30      APRIL 30
                                  2000         1999        2000
-------------------------------------------------------------------------

Cash Flows From Operating
  Activity
   Net loss for the period     $  (34,749) $   (4,078)     $   (38,827)

Adjustments To Reconcile Net
  Loss To Net Cash Used By
  Operating Activity
   Change in accounts payable       2,461       2,081            4,542
                               ---------------------------------------
                                  (32,288)     (1,997)         (34,285)
                               ---------------------------------------

Cash Flows From Investing
  Activities
   Mineral property                  (681)     (1,000)          (1,681)
   Exploration advance                  -      (8,299)          (8,299)
                               ---------------------------------------
                                     (681)     (9,299)          (9,980)
                               ---------------------------------------
Cash Flows From Financing
  Activity
   Share capital issued                 -      54,250           54,250
                               ---------------------------------------

Increase (Decrease) In Cash       (32,969)     42,954            9,985

Cash, Beginning Of Period          42,954           -                -
                               ---------------------------------------
Cash, End Of Period            $    9,985  $   42,954      $     9,985
======================================================================

                     ADVENTURE MINERALS INC.
                 (Formerly Magic Bag Corporation)
                  (An Exploration Stage Company)

                STATEMENT OF STOCKHOLDERS' EQUITY

                         APRIL 30, 2000
                    (Stated in U.S. Dollars)


                                    Common Stock
                            ----------------------------
                                              Additional
                                                 Paid-In
                             Shares    Amount    Capital  Deficit   Total
                          --------------------------------------------------
Shares issued for cash
  at $0.005               1,200,000  $  1,200  $   4,800  $     -  $   6,000

Shares issued for cash
  at $0.05                  800,000       800     39,200        -     40,000

Shares issued for cash
  at $0.25                   33,000        33      8,217        -      8,250

Net loss for the period           -         -          -   (4,078)    (4,078)
                          --------------------------------------------------

Balance, April 30, 1999   2,033,000     2,033     52,217   (4,078)    50,172

Net loss for the year             -         -          -  (34,749)   (34,749)
                          --------------------------------------------------
Balance, April 30, 2000   2,033,000  $  2,033  $  52,217 $(38,827) $  15,423
                          ==================================================

                     ADVENTURE MINERALS INC.
                (Formerly Magic Bag Corporation)
                 (An Exploration Stage Company)

                 NOTES TO FINANCIAL STATEMENTS

                    APRIL 30, 2000 AND 1999
                   (Stated in U.S. Dollars)

1.	NATURE OF OPERATIONS

a)	Organization

The Company was incorporated in the State of Nevada, U.S.A.
on February 17, 1999.

b)	Exploration Stage Activities

The Company is in the process of exploring its mineral property and has not yet determined whether the property contains ore reserves that are economically recoverable.

The recoverability of the amounts shown as mineral property is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying mineral claims, and the ability of the Company to obtain profitable production or proceeds from the disposition thereof.


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

The Company capitalizes the acquisition costs of mineral properties in which it has a continuing interest to be amortized over the recoverable reserves when a property reaches commercial production. On abandonment of any property, applicable acquisition costs will be written off.
To date, the Company has not established the commercial feasibility of its mineral property, therefore, all exploration expenditures are being expensed.

                     ADVENTURE MINERALS INC.
                 (Formerly Magic Bag Corporation)
                  (An Exploration Stage Company)

                   NOTES TO FINANCIAL STATEMENTS

                      APRIL 30, 2000 AND 1999
                     (Stated in U.S. Dollars)


2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

c)	Foreign Currency Translation

The Company's functional currency is the U.S. dollar.
Transactions in foreign currency are translated into U.S.
dollars as follows:

i)	monetary items at the rate prevailing at the balance
sheet date;
ii)	non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect
during the applicable accounting period.

Gains or losses arising in translation are included in the results of operations.

d)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS
109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

e)	Financial Instruments

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

                      ADVENTURE MINERALS INC.
                  (Formerly Magic Bag Corporation)
                   (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

                       APRIL 30, 2000 AND 1999
                      (Stated in U.S. Dollars)


2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)	Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding during the period plus common share equivalents, such as options, warrants and certain convertible securities. This method requires primary earnings per share to be computed as if the common share equivalents were exercised at the beginning of the period or at the date of issue, and as if the funds obtained thereby were used to purchase common shares of the Company at its average market value during the period.

3.	MINERAL PROPERTY

The Company has entered into an option agreement dated April
1, 1999 to acquire a 70% interest in a mineral claim block located in the Sudbury Mining District, Ontario, Canada.

In order to earn its interest, the Company must make cash payments and incur exploration expenditures as follows:

Cash payments totalling CDN $2,500 (paid)

Exploration expenditures totalling CDN $150,000 by
April 1, 2001 with an additional CDN $150,000 in
exploration expenditures to be incurred by April 1,
2002

Consideration paid to date (CDN $2,500)                    $   1,681
                                                           =========

4.	EXPLORATION ADVANCE

The Company has advanced $8,299 in connection with an exploration program which is to commence subsequent to April
30, 2000.

5.	CONTINGENCIES

a)	Mineral Property

The Company's mineral property interest has been acquired pursuant to an option agreement. In order to retain its interest, the Company must satisfy the terms of the option agreement described in Note 3.

                     ADVENTURE MINERALS INC.
                (Formerly Magic Bag Corporation)
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                     APRIL 30, 2000 AND 1999
                    (Stated in U.S. Dollars)

5.	CONTINGENCIES (Continued)

b)	Uncertainty Due To The Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

6.	SUBSEQUENT EVENT

Subsequent to April 30, 2000, the Company increased its issued and outstanding share capital by way of a five for one split of the Company's common stock. The stock split was effected by the completion of a stock dividend to each of the Company's shareholders of four common shares for every one common share held.

ITEM 8.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures.

                            PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange
Act.

Directors and Officers

The following information sets forth the names of the officers and directors of the Company, their present positions with the Company, and their biographical information.

Name                     Age       Office(s) Held
---------------------    ---       -------------------
Grayson W. Hand          63        Director and President,
                                   Secretary and Treasurer

Gordon A. Keevil         47        Director


Mr. Grayson Hand is a director and is President of the Company. Mr. Hand is a Vancouver businessman who has over 25 years of senior management and executive level business experience. He has acted as a director of Global Technologies Inc., Medical Polymers Technologies Inc., Tanisys Technology Inc. and Leigh Resources Ltd., each of which is a publicly traded company. Mr. Hand was president of Leigh Resources from July 7, 1995 to January 21, 1997. Mr. Hand was appointed a director of Leigh Resources in July, 1995 and remains a director of Leigh Resources. Mr. Hand's business experience includes senior management positions and ownership of companies in the communication field as well as public companies.

Mr. Gordon A. Keevil is a director of the Company. Mr. Keevil graduated with a degree in geology from Queen's University in 1975 and has since early 1976 worked in natural resource exploration and development. He has concentrated on exploration working predominately with listed junior resource companies. He has served as a director or officer of a number of Canadian Companies. Between 1976 and 1988, Mr. Keevil served as a director and officer of Quinterra Resources Inc., Seaforth Mines Ltd., Highland Crow Resources Inc., Emerald Lake Resources Inc., all listed on the Vancouver Stock Exchange, and Noramco Mining Corp., listed on the Toronto Stock Exchange. From 1992 to 1993, Mr. Keevil was a director and president of Dorado Resources, a private oil and gas company in Calgary. From 1995 to 1996, he was a consultant to Spokane Resources Ltd. and Ivory Oils and Minerals Inc. of Vancouver. Since 1997, Mr. Keevil has been a director and officer of Leigh Resource Corporation of Vancouver, Canada. Since 1997, he has also been a director of Stealth Ventures Ltd. of Vancouver, Canada. Mr. Keevil also serves as a consultant to exploration companies active in the mineral resource industry.

Terms of Office

Directors of the Company are appointed for a one year term to hold office until the next annual general meeting of the holders of the Company's Common Stock or until removed from office in accordance with the Company's by-laws. Officers of the Company are appointed by the Company's board of directors and hold office until removed by the Company's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

--------------------------------------------------------------------------
                                Number   Transactions   Known Failures
                                of Late  Not Timely     To File a Required
Name and Principal Position     Reports  Reported       Form
--------------------------------------------------------------------------
Grayson Hand, President.           1         0          None
Secretary and Treasurer

Gordon Keevil, Director            1         0          None
--------------------------------------------------------------------------


ITEM 10.	Executive Compensation

Executive Compensation

The following table sets forth certain information as to the Company's highest paid officers and directors for its fiscal year
ended April 30, 2000.    No other compensation was paid to any
such officer or directors other than the cash compensation set forth below. Compensation attributed to Grayson Hand was paid to WFC Management Corporation. See Item 1 of this Annual Report entitled "Description of Business - Employees".


                           Summary Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------
                                                 Awards          Payouts
                                                 ------          -------
                                          Other                            All
                                          Annual                           Other
                                          Com-                             Com-
                                          pen-   Restricted                pen-
                                          sa-    Stock  Options/*  LTIP    sa-
Name        Title	   Year Salary    Bonus tion   Awarded SARs (#)payouts($)tion
----        -----    ---- --------  ----- ------ ------- ------- --------- ----
Grayson   President  1999 $  9,000  $   0 $    0       0       0        0     0
Hand      Director

Gordon    Director   1999 $      0  $   0 $    0       0       0        0     0
Keevil

ITEM 11. 	Security Ownership of Certain Beneficial Owners
and Management

The following table sets forth information as of June 13, 2000, based on information obtained from the persons named below, with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially 5% or more of the Common Stock, (ii) each director and officer and (iii) all directors and officers as a group:

                  Name and Address       Amount of             Percent
Title of Class    of Beneficial Owner    Beneficial Ownership  of Class
--------------    -------------------    --------------------  --------
Common Stock      Grayson Hand           6,000,000                59.0%
                  Suite 414
                  1859 Spyglass Place
                  Vancouver, BC
                  Canada V5Z 4K6

Common Stock      Gordon A. Keevil       NIL                       NIL%
                  3790 Southridge Avenue
                  West Vancouver, BC
                  Canada V7V 3J1

Common Stock      Directors and Officers 6,000,000                59.0%
                  As a Group

The percentage of shares owned by each of the above persons is based on a total of 10,165,000 shares of the Company's common stock issued and outstanding as of June 13, 2000.

ITEM 12. 	Certain Relationships and Related Transactions.

Except as set forth below, none of the directors or officers of the Company, nor any proposed nominee for election as a director of the Company, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of the Company, nor any promoter of the Company, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the date of the Company's incorporation or in any presently proposed transaction which, in either case, has or will materially affect the Company.

The Company has entered into the management agreement with WFC Management Corporation, a company controlled by Mr. Grayson Hand, President of the Company. Under the management agreement, the Company has agreed to pay to WFC Management Corporation a management fee of $750 per month for a one year term in consideration for management and administration services to be provided by WFC Management Corporation to the Company.

ITEM 13.	Exhibits, Financial Statement Schedules and Reports on
Form 8-K

Exhibits

Exhibit 3.1:       Articles of Incorporation *
Exhibit 3.2:       Certificate of Amendment of the Articles of Incorporation*
Exhibit 3.2:       By-laws*
Exhibit 10.1:      Kukagami Lake Property Option Agreement *
Exhibit 10.2:	 Management Contract between the Company and WFC
                   Management Corporation*
Exhibit 10.3: Management Contract between the Company and WFC Management Corporation*
Exhibit 10.5:      Amendment to Option Agreement
Exhibit 27.1:      Financial Data Schedule
Exhibit 99.1:      Maps Showing Location and Accessibility of Kukagami
                   Lake Property*

----------------
* Incorporated by reference from our registration statement on Form 10-SB12G/A filed with the commission on November 9, 1999
(File No. 0-27295)

Financial Statements

See Part II, Item 7.


Reports on Form 8-K

None.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVENTURE MINERALS INC.

      /s/ Grayson Hand
By:   ___________________________________
      Grayson Hand, Director, President and
      Chief Executive Officer
      Date: June 15, 2000


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      /s/ Grayson Hand
By:   ___________________________________
      Grayson Hand, Director, President and
      Chief Executive Officer
      Date: June 15, 2000


      /s/ Gordon Keevil
By:   ___________________________________
      Gordon Keevil, Director
      Date: June 15, 2000