Form 10QSB
period 2000-07-31
ADVENTURE MINERALS INC
filed 2000-09-12
CIK 1083722

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

	For the quarterly period ended July 31, 2000

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period                 to
                                ----------------


      Commission File Number     0-27295
                             ----------------

                         ADVENTURE MINERALS INC.
                         -----------------------

  (Exact name of small Business Issuer as specified in its charter)

Nevada                                       98-0208988
-------------------------------              ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organisation)

Suite 414, 1859 Spyglass Place
Vancouver, British Columbia, Canada          V6Z 4K6
---------------------------------------      -------
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number, including area code:  604-872-4107
                                                 ------------


                                   None
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
10,165,000 Shares of $.001 par value Class A Common Stock outstanding as of September 10, 2000.

Transitional Small Business Disclosure Format (check one):
[ ] Yes [X] No

              PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements


The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2000 are not necessarily indicative of the results that can be expected for the year ending April 30, 2001.

                    ADVENTURE MINERALS INC.
                (Formerly Magic Bag Corporation)
                 (An Exploration Stage Company)

                      FINANCIAL STATEMENTS


                          JULY 31, 2000
                           (Unaudited)
                    (Stated in U.S. Dollars)

                     ADVENTURE MINERALS INC.
                 (Formerly Magic Bag Corporation)
                  (An Exploration Stage Company)

                          BALANCE SHEET

                          JULY 31, 2000
                           (Unaudited)
                    (Stated in U.S. Dollars)


-----------------------------------------------------------------------
                                              JULY 31         APRIL 30
                                                 2000             2000
-----------------------------------------------------------------------
ASSETS

Current
   Cash                                     $   1,817        $   9,985

Mineral Property (Note 4)                       1,681            1,681

Exploration Advance (Note 5)                    8,299            8,299
                                            ---------------------------
                                            $  11,797        $  19,965
=======================================================================

LIABILITIES

Current
   Accounts payable                         $   9,187        $   4,542
                                            ---------------------------

SHAREHOLDERS' EQUITY

Share Capital
   Authorized:
     25,000,000 Common shares,
     par value $0.001 per share

   Issued and outstanding:
     10,165,000 Common shares                   2,033            2,033

   Additional paid in capital                  52,217           52,217

Deficit Accumulated During The
  Exploration Stage                           (51,640)         (38,827)
                                            ---------------------------
                                                2,610           15,423
                                            ---------------------------
                                            $  11,797        $  19,965
=======================================================================

Contingencies (Note 6)

                     ADVENTURE MINERALS INC.
                (Formerly Magic Bag Corporation)
                 (An Exploration Stage Company)

                  STATEMENT OF LOSS AND DEFICIT

                          JULY 31, 2000
                           (Unaudited)
                    (Stated in U.S. Dollars)


-----------------------------------------------------------------------
                               For The          For The
                                Three            Three        Inception
                                Months           Months     February 17
                                Ended            Ended             1999
                               July 31          July 31      To July 31
                                 2000             1999             2000
-----------------------------------------------------------------------

Expenses
  Office administration
    and sundry              $     2,571      $     2,297    $    13,333
  Mineral property
    exploration
    expenditures                      -                -          1,495
  Professional fees               8,390            2,777         32,976
  Stock transfer expenses         1,695                -          2,355
  Regulatory                        157                -          1,481
                            -------------------------------------------
Net Loss For The Period          12,813            5,074    $    51,460
                                                            ===========

Deficit Accumulated During
  The Exploration Stage,
  Beginning Of Period            38,827            4,078
                            ----------------------------

Deficit Accumulated
  During The Exploration
  Stage, End Of Period      $    51,640      $     9,152
                            ============================

Net Loss Per Share          $      0.01      $      0.01
                            ============================

Weighted Average Number
  of Shares Outstanding      10,165,000       10,165,000
=======================================================================

                    ADVENTURE MINERALS INC.
               (Formerly Magic Bag Corporation)
                (An Exploration Stage Company)

                    STATEMENT OF CASH FLOWS

                         JULY 31, 2000
                          (Unaudited)
                   (Stated in U.S. Dollars)


-----------------------------------------------------------------------
                               For The          For The
                                Three            Three        Inception
                                Months           Months     February 17
                                Ended            Ended             1999
                               July 31          July 31      To July 31
                                 2000             1999             2000
-----------------------------------------------------------------------

Cash Flow From Operating
  Activities
    Net loss for the period $   (12,813)     $    (5,074)   $   (51,640)

Adjustments To Reconcile
  Net Loss To Net Cash Used
  By Operating Activities
    Change in accounts
      Payable                     4,645            1,958          9,187
                            -------------------------------------------
                                 (8,168)          (3,116)       (42,453)
                            -------------------------------------------

Cash Flow From Investing
  Activities
    Mineral property                  -                -         (1,681)
    Exploration advance               -                -         (8,299)
                            -------------------------------------------
                                      -                -         (9,980)
                            -------------------------------------------
Cash Flow From Financing
  Activities
    Share capital issued              -                -         54,250
                            -------------------------------------------

Increase (Decrease) In Cash      (8,168)          (3,116)         1,817

Cash, Beginning Of Period         9,985           42,954              -
                            -------------------------------------------

Cash, End Of Period         $     1,817      $    39,838    $     1,817
=======================================================================

                     ADVENTURE MINERALS INC.
                (Formerly Magic Bag Corporation)
                 (An Exploration Stage Company)

                STATEMENT OF STOCKHOLDERS' EQUITY

                         JULY 31, 2000
                          (Unaudited)
                   (Stated in U.S. Dollars)


                                 Common Stock
                        ----------------------------
                                          Additional
                                             Paid-in
                          Shares   Amount    Capital    Deficit     Total
                        -------------------------------------------------

Shares issued for cash
  @ $0.005              1,200,000  $1,200  $   4,800   $      -  $  6,000

Shares issued for cash
  @ $0.05                 800,000     800     39,200          -    40,000

Shares issued for cash
  @ $0.25                  33,000      33      8,217          -     8,250

Net loss for the period         -       -          -    (38,827)  (38,827)
                        -------------------------------------------------

Balance, April 30, 2000 2,033,000   2,033     52,217    (38,827)   15,723

Increase in issued
  shares as a result of
  a 5 for 1 stock split 8,132,000       -          -          -         -

Net loss for the period         -       -          -    (12,813)  (12,813)
                        -------------------------------------------------

Balance July 31, 2000  10,165,000 $ 2,033  $  52,217   $(51,640) $  2,610
                       ==================================================

                     ADVENTURE MINERALS INC.
                (Formerly Magic Bag Corporation)
                 (An Exploration Stage Company)

                  NOTES TO FINANCIAL STATEMENTS

                         JULY 31, 2000
                          (Unaudited)
                   (Stated in U.S. Dollars)

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

                      ADVENTURE MINERALS INC.
                  (Formerly Magic Bag Corporation)
                   (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

                           JULY 31, 2000
                            (Unaudited)
                      (Stated in U.S. Dollars)

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

                      ADVENTURE MINERALS INC.
                  (Formerly Magic Bag Corporation)
                   (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

                           JULY 31, 2000
                            (Unaudited)
                      (Stated in U.S. Dollars)

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
                                                            =========


4.    EXPLORATION ADVANCE

The Company has advanced $8,299 in connection with an exploration program which is to commence subsequent to July 31, 2000.


5.    SHARE CAPITAL

During the period, the Company increased its issued and outstanding share capital by way of a five for one split of the Company's common stock. The stock split was effected by the completion of a stock dividend to each of the Company's shareholders of four common shares for every one common share held.

                      ADVENTURE MINERALS INC.
                  (Formerly Magic Bag Corporation)
                   (An Exploration Stage Company)

                    NOTES TO FINANCIAL STATEMENTS

                           JULY 31, 2000
                            (Unaudited)
                      (Stated in U.S. Dollars)

6.    CONTINGENCIES

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

Item 2. Management's Discussion and Analysis or Plan of
Operations

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

The Company is presently in negotiations for the potential acquisition of a proprietary technology based business. No definitive agreement has been signed as of the date hereof and the Company has not entered into any letter of intent or other interim agreement. The Company anticipates, however, that if an agreement is concluded, the Company will acquire the business in consideration for restricted shares of the Company's common stock. In addition, the agreement may require the Company to complete a financing of its equity securities in order to fund the business acquired. If an agreement is concluded, the Company will be required to file a Form 8-K with the Securities and Exchange Commission that will disclose the material terms of the agreement. There is no assurance that the Company will enter into any agreement for the acquisition of the technology-based business. If an agreement is entered into, there is no assurance
that the conditions of the agreement will be satisfied.   The
Company is considering the acquisition of a technology based business in view of the depressed market for mineral resources and the difficulty perceived by management in financing mineral exploration companies in the current market.

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

The Option is exercisable by the Company incurring the following minimum cumulative exploration expenditures on the Kukagami Lake
Property:

$13,500 CDN (equal to approximately $9,138 US as at September 11,
2000) of exploration expenditures by July 31, 1999 (which expenditures have been incurred);
$136,500 CDN (equal to approximately $92,397 US as at September 11, 2000) of exploration expenditures by April 1, 2001; and $150,000 CDN (equal to approximately $101,535 US as at September 11, 2000) of exploration expenditures by April 1, 2002.

The Company negotiated an amendment to the Option Agreement in March 2000 that gave the Company a one-year extension on the dates required to meet the exploration expenditures. The date for incurring $136,500 CDN of exploration expenditures was extended from April 1, 2000 to April 1, 2001 and the date for incurring $150,000 CDN of exploration expenditures was extended from April 1, 2001 to April 1, 2002.

Employees

The Company currently has no employees, other than its sole officer, Mr. Grayson Hand, a director and President, Secretary and Treasurer of the Company, and does not expect to hire any employees in the foreseeable future. The Company conducts its business through agreements with consultants and arms-length third parties.

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

The Company is continuing its negotiations for the potential acquisition of a proprietary technology based business. No definitive agreement has been signed as of the date hereof and the Company has not entered into any letter of intent or other interim agreement. The Company anticipates, however, that if an agreement is concluded, the Company will acquire the business in consideration for restricted shares of the Company's common stock. In addition, the agreement may require the Company to complete a financing of its equity securities in order to fund
the business acquired.   There can be no assurance that the
Company will enter into any agreement for the acquisition of the technology based business. The Company is considering the acquisition of a technology based business in view of the depressed market for mineral resources and the difficulty perceived by management in financing mineral exploration companies in the current market.

Results Of Operations

The Company did not earn any revenues during the three months ended July 31, 2000. The Company does not anticipate earning revenues until such time as the Company enters into commercial production of the Company's mineral properties. The Company is presently in the exploration stage of its development and there is no assurance that the Company will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that the Company will enter into commercial production of its mineral properties.

The Company incurred operating expenses in the amount of $12,813 for the three months ended July 31, 2000, compared to operating expenses in the amount of $5,074 for the three months ended July 31, 1999. These operating expenses included an amount of $2,250 paid pursuant to the Company's management agreement with WFC Management Corporation, a company controlled by Mr. Grayson Hand, a director and President of the Company. These operating expenses also included $8,390 in professional fees that were primarily attributable the Company's ongoing obligations as a reporting issuer under the Securities Exchange Act of 1934. The Company did not incur any mineral property exploration expenditures during the three months ended July 31, 2000.

The Company incurred a loss of $12,813 for the three months ended
July 31, 2000, compared to a loss of $5,074 for the three months
ended July 31, 1999.   The increased loss was primarily
reflective of increased professional fees.

Liquidity And Capital Resources

The Company had cash of $1,817 as of July 31, 2000 and a working capital deficit of $7,370 as of July 31, 2000.

The Company requires additional funding in order to continue its business operations and to fund its current working capital deficit. The Company has borrowed $4,000 from Susan Hand, the wife of Grayson Hand, the President of the Company. The Company has also borrowed $6,000 CDN (equal to approximately $4,061 as at September 11, 2000) from a third party. Each loan is a demand loan bearing interest at the rate of 10% per annum. There is no assurance that the Company will be able to obtain additional loans from these parties in order to continue business operations.

The Company's current cash reserves are insufficient to enable the Company to pay for the legal and accounting expense of complying with the Company's obligations as a reporting issuer under the Securities Exchange Act of 1934 or to meet its obligations under the management agreement with WFC Management
Corporation.   The Company anticipates that it will require funds
of approximately $25,000 over the next twelve months to fund its legal and accounting expenses and its obligations to WFC Management Corporation.

The Company will require additional funding in the event that the Company determines to proceed with its share of phase two of the exploration program or to acquire the proprietary technology based business. The anticipated cost of the Company's share of phase two of the exploration program is approximately $10,700 US that is in excess of the current cash reserves of the Company. The Company anticipates that any additional funding will be in the form of equity financing from the sale of the Company's common stock. The Company does not have any arrangements in place for future equity financing of the Company and there is no assurance that the Company will be able to achieve additional sales of its common stock. The Company believes that debt financing will not be an alternative for funding its mineral exploration business.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

From time to time, the Company will make written and oral forward-looking statements about matters that involve risk and uncertainties that could cause actual results to differ materially from projected results. Important factors that could cause actual results to differ materially include, among others:

*     Fluctuations in the market prices of platinum and paladium
* General domestic and international economic and political conditions
* Unexpected geological conditions or unfavourable results of exploration
* Difficulties associated with managing complex operations in remote areas
*     Unanticipated milling and other processing problems
*     The speculative nature of mineral exploration
*     Environmental risks
* Changes in laws and government regulations, including those relating to taxes and the environment
* The availability and timing of receipt of necessary governmental permits and approval relating to operations, expansion of operations, and financing of operations
* Fluctuations in interest rates and other adverse financial market conditions
* Other unanticipated difficulties in obtaining necessary financing
* The failure of equipment or processes to operate in accordance with specifications or expectations
*     Labor relations
*     Accidents
*     Unusual weather or operating conditions
*     Force majeure events
* Other risk factors described from time to time in the Company's filings with the Securities and Exchange Commission.

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

ADVENTURE MINERALS INC.


Date:    September 11, 2000



By:   /s/ Grayson Hand
      ----------------
      GRAYSON HAND
      Director, President & Chief Executive Officer