Form 10QSB
period 2000-09-30
PLANET EARTH RECYCLING INC
filed 2000-11-15
CIK 1083722

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended____________________

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       July 1, 2000      to     September 30, 2000
                               -----------------------    ----------------------
Commission  File  Number:     0-27295
                         ---------------

                          PLANET EARTH RECYCLING, INC.
        (Exact name of small business issuer as specified in its charter)

       NEVADA                                                   98-0208988
       ------                                                   ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                                435 MARTIN STREET
                                BLAINE, WA  98230
                     (Address of principal executive offices)

                                 (360) 332-1350
                 (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 10, 2000, 20,315,000 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure  Format  (Check  One):  [X]  Yes  [ ]  No

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

                             TABLE  OF  CONTENTS

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .   3

    Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . .   3

         Balance Sheet as of September 30, 2000 (unaudited). . . . . .    3

         Income Statement for the three months ended
         September 30, 2000 (unaudited). . . . . . . . . . . . . . . .    4

         Statements of Cash Flows for the three months ended
         September 30, 2000 (unaudited). . . . . . . . . . . . . . . .    5

         Notes to the Financial Statements (unaudited) . . . . . . . .    6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . . . . . . . .   10

PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .   17

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .   17

    Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . .   17

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   17

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

                         PART  I.  FINANCIAL INFORMATION

ITEM  1.       FINANCIAL  STATEMENTS
-----------------------------------

                         CONSOLIDATED  BALANCE  SHEET
                      As at SEPTEMBER 30, 2000 (Unaudited)

ASSETS                                     SEPT. 30, 2000   JUNE 30, 2000
------                                     ---------------  ----------------
CURRENT ASSETS
     Cash in Bank                          $     2,099,628  $    1,877,144
     Accounts Receivable - Trade                   744,815         488,830
     Accounts Receivable - Other                    45,883          25,757
     Prepaid expenses                              148,986          71,741
                                           ---------------  ----------------
                                           $     3,039,312  $    2,463,472

CAPITAL ASSETS (Notes 2 (d) and 3)                  20,084          20,881

LICENSE (Note 2 (e) and 8 (b))                     950,000         975,000
PROJECT DEPOSIT                                     17,170               -
MINERAL PROPERTY                                         -           1,681
EXPLORATION ADVANCE                                      -           8,299
                                           ---------------  ----------------
TOTAL ASSETS                               $     4,026,566  $    3,469,333
                                           ===============  ================

LIABILITIES & SHAREHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES
     Accounts Payable (Note 9)             $       248,191  $      149,677
     Deferred Revenue (Notes 2 (c) and 4)          786,112       1,392,573
     Note Payable (Note 5)                       1,000,000       1,000,000
                                           ---------------  ----------------
                                                 2,034,303       2,542,250
                                           ---------------  ----------------

SHAREHOLDER'S EQUITY
--------------------

CAPITAL STOCK (Note 1)                               2,034           2,034
ADDITIONAL CONTRIBUTED CAPITAL                      52,217          52,217
RETAINED EARNINGS                                1,938,012         872,832
                                           ---------------  ----------------
                                                 1,992,263         927,083
                                           ---------------  ----------------

                                           $     4,026,566  $    3,469,333
                                           ===============  ================

              See accompanying notes to financial statements.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

          CONSOLIDATED  STATEMENT  OF  INCOME  AND  RETAINED  EARNINGS
        For  the  3  month  period  ended  SEPTEMBER  30,  2000  (Unaudited)

                                                              SEPT 30, 00   JUNE 30, 00
                                                             -------------  ------------

REVENUE                                                      $  1,809,706   $1,095,814
                                                             -------------  ------------

EXPENSES
     Advertising and promotion                                        776        2,881
     Automotive expenses                                            2,363          350
     Depreciation and amortization                                 26,175       25,532
     Donation                                                           -        5,103
     (Gain) Loss US$exchange                                       48,951       39,267
     Interest Expense                                              17,644       18,027
     Management consultants                                       358,954       24,138
     Office and general                                           124,960       10,968
     Professional fees                                             50,817        1,802
     Rent                                                          46,835       17,323
     Telephone                                                     13,017        1,565
     Travel                                                        12,543        3,036
     Utilities                                                      5,481            -
     Wages and benefits                                            44,891       25,967
     Write-off of Exploration Advance                               8,299            -
     Write-off of Mineral Property                                  1,681            -
                                                             -------------  ------------
                                                                  763,387      175,959
                                                             -------------  ------------

INCOME BEFORE INTEREST INCOME                                   1,046,319      919,855
INTEREST INCOME                                                    18,861        4,606
                                                             -------------  ------------

NET INCOME AND RETAINED EARNINGS                             $  1,065,180   $  924,461

DEFICIT FROM AFFILIATE COMPANY                                          -      (51,629)
RETAINED EARNINGS, BEGINNING OF PERIOD                            872,832            -
                                                             -------------  ------------
RETAINED EARNINGS, END OF PERIOD                             $  1,938,012   $  872,832
                                                             -------------  ------------

                                                             -------------  ------------
Adjusted Earnings per Share - 20,315,000 SHARES OUTSTANDING  $       0.05   $     0.05
                                                             -------------  ------------

                 See accompanying notes to financial statements.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

                    CONSOLIDATED  STATEMENT  OF  CASH  FLOW
       For  the  3  month  period  ended  SEPTEMBER  30,  2000  (Unaudited)

                                                            SEPT 30, 00    JUNE 30, 00
                                                           -------------  --------------
CASH RESOURCES PROVIDED BY (USED IN)
OPERATING ACTIVITES
     Net Income                                            $  1,065,180   $    924,461
Items not involving funds
     Amortization                                                26,175         25,532
     Deferred revenue realized                                 (606,461)      (596,817)
Cash generated from (used for) operating working capital
     Accounts receivable - trade                               (255,985)      (488,830)
     Accounts receivable - other                                (20,126)       (25,757)
     Prepaid expenses                                           (77,245)       (71,741)
     Accounts payable and accrued liabilities                    98,513        140,489
                                                           -------------  --------------

                                                                230,051        (92,663)
                                                           -------------  --------------
CASH RESOURCES PROVIDED BY (USED IN)
FINANCING ACTIVITIES
     Share capital                                                    -              1
     Note Payable                                                     -      1,000,000
     Fund received from contract advance                              -      1,989,390
                                                           -------------  --------------
                                                                      -      2,989,391
                                                           -------------  --------------

CASH RESOURCES PROVIDED BY (USED IN)
INVESTING ACTIVITIES
     Acquisition of license                                           -     (1,000,000)
     Purchase of capital assets                                    (377)       (21,413)
     Project Deposit                                            (17,170)
     Write-off of Mineral Property                                1,681
     Write-off of Exploration Advance                             8,299        (21,413)
                                                           -------------  --------------

                                                                 (7,567)    (1,021,413)
                                                           -------------  --------------

INCREASE IN CASH                                                222,484      1,875,315
CASH AND TERM DEPOSITS, beginning of year                     1,877,144              -
                                                           -------------  --------------

CASH AND TERM DEPOSITS, end of year                        $  2,099,628   $  1,875,315
                                                           =============  ==============

                 See accompanying notes to financial statements.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

                          NOTES TO FINANCIAL STATEMENTS
           For the 3 month period ended SEPTEMBER 30, 2000 (Unaudited)

1.   NATURE OF BUSINESS AND STATUS OF ACTIVITIES

     Planet  Earth  Recycling  Inc.  (formerly  Adventure  Minerals,  Inc.) (the
     "Company") was incorporated in Nevada, USA on February 17, 1999. The Company is public and has been trading on the over the counter bulletin board on the NASDAQ since June, 2000. On September 15, 2000, a merger was completed with a private company (known at the time as Planet Earth Recycling Inc.), in which shares were exchanged one for one. The Company's name was formally changed to Planet Earth Recycling, Inc. on November 2, 2000 whereas a Special Shareholders' Meeting was held in Seattle, Washington. All future business will be conducted under the name Planet Earth Recycling Inc. and traded on the over the Counter bulletin board on the NASDAQ.

     Planet Earth Recycling Inc. is an integrated, multi-faceted recycling and waste management business ready to address a broad range of recyclable material including glass, plastic, paper, cardboard, metals and particularly organic wastes. The Company holds contractual rights to build, support, and supply Thermo Master(TM) Plants which employs a patent protected process to convert organic waste materials to valuable feed and fertilizer products.

     The Company has investment in one subsidiary, Planet Earth Operating Systems Inc., which in turn has investments in four subsidiaries, which are consolidated and summarized as follows:

     COMPANY                                                    NATURE OF BUSINESS

     Planet  Earth  Operating  Services  Inc. (100% owned)     Operating  Company
     (a)  Earth  Alliance  Systems  Inc.  (100%  owned)        Total  Recycling
     (b)  Planet  Earth  Bio  Conversion Inc. (100% owned)     Licensor of technology
     (c)  Planet Earth Design Build Inc. (100% owned)          Engineering and Construction
     (d)  Planet  Earth  Management  Inc.  (100%  owned)       Commissioning  and Operating

2.   SIGNIFICANT  ACCOUNTING  POLICIES

     (A) PRINCIPLES OF ACCOUNTING      These consolidated financial statements have  been
                                       prepared in accordance with accounting  principles
                                       generally accepted in Canada applicable to a going
                                       concern,  which  assumes  that  the  Company  will
                                       continue operation for a reasonable period of time
                                       and  will  be  able  to  realize  its  assets  and
                                       discharge  its  liabilities and commitments in the
                                       normal course of operations.

                                       These  principles  can  differ  in certain material
                                       respects from those accounting principles generally
                                       accepted in  the  United  States  but  no  material
                                       differences exist in these statements.


                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

                          NOTES TO FINANCIAL STATEMENTS
           For the 3 month period ended SEPTEMBER 30, 2000 (Unaudited)

     (B) BASIS OF CONSOLIDATION        These financial statements have been prepared using
                                       the purchase method of  consolidation.  The  assets
                                       and liabilities of acquired companies are initially
                                       recorded at their cost.  The results of  operations
                                       of the acquired companies  are  included  from  the
                                       dates of acquisition.  All significant intercompany
                                       transactions and balances have been  eliminated  on
                                       consolidation.

     (C) REVENUE RECOGNITION           Revenue is recognized when services are performed.

     (D) CAPITAL ASSETS                Plant   and   equipment  is   recorded   at   cost.
                                       Amortization is recorded on active and idle assets,
                                       Computed using  the  20%  straight-line  method  to
                                       amortize  the  cost  of  the   assets  over   their
                                       estimated useful lives.

     (E) LICENSES                      License  rights   are  recorded  at  cost  and  are
                                       amortized on a straight-line basis over the license
                                       period (10 years) which is the Company's  estimated
                                       period of benefit for these costs.


3.   CAPITAL ASSETS
                             Cost      Acc. Amort.       Net Book Value
        Office  Equipment   $21,413      $1,329              $20,084

      Amortization  for  the  period  amounted  to  $1,329.

      The  estimated  useful  life  of  the  office equipment is five years.


4.   DEFERRED REVENUE

     The Company entered into a consulting contract on April 1, 2000, to provide consulting and administrative services at a fixed monthly fee of $300,000.00 CDN ($198,939 US) plus all costs charged at 15%. On April 28, 2000 the first ten months were paid in advance ($3,000,000 CDN; $1,989,390
     US). As at September 30, 2000 $786,112 US of that advance remained unearned.


5.   NOTE PAYABLE

     The Company, in connection with its acquisition of the license agreement (Note 9 (b)) is indebted by way of a $1,000,000 US note payable, due on demand at seven percent (7%) rate of interest payable both before and after maturity. Interest of $17,644 US has been accrued but unpaid to September 30, 2000.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

                          NOTES TO FINANCIAL STATEMENTS
           For the 3 month period ended SEPTEMBER 30, 2000 (Unaudited)

6.   SHARE CAPITAL

     The Company has authorized share capital of 25,000,000 common shares par value of $0.001US. Prior to the merger, there were 10,165,000 shares outstanding. On September 15, 2000 a share exchange in which 10,000,000 shares of the Company were issued for all the outstanding shares of planet earth recycling Inc. (private company) one for one. Prior to the Merger, 150,000 shares were issued for the settlement of a certain obligation. Total outstanding shares as of September 30, 2000 is 20,315,000.

                    Price     Number  of  Shares     Total  Outstanding
                    -----     ------------------     ------------------
Cash Issue          $.005              1,200,000              1,200,000
Cash  Issue         $.05                 800,000              2,000,000
Cash  Issue         $.25                  33,000              2,033,000
5  for  1  Split                       8,132,000             10,165,000
Debt  Settlement   $0.001                150,000             10,315,000
Share  Exchange                       10,000,000             20,315,000


7.   COMMITMENTS

     The Company rents its head office and administrative offices under operating leases. Rental payments during the period amounted to $17,323 U.S$. Aggregate minimum rental payments are $672,341 U.S.$ and approximate future rent payments for the next five years relative to signed lease agreements are as follows:

                                      $   U.S.
                                      ---------
       2001                           $182,805
       2002                           $167,841
       2003                           $167,841
       2004                           $153,854


8.   SIGNIFICANT AGREEMENTS

     The Company has entered into several significant agreements during the operating period as follows:

     a) Master Service Agreement. The Company has a Master Service Agreement with a corporation that allows it to have the right to construct, commission, maintain, operate, supply and broker the end product of all Thermo Master(TM) Plants built for any licensee in the world. These services are provided at a cost plus 15% rate.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

                          NOTES TO FINANCIAL STATEMENTS
           For the 3 month period ended SEPTEMBER 30, 2000 (Unaudited)

     b) License Agreement. The Company entered into a License Agreement on March 28, 2000 to utilize the Thermo Master(TM) technology in Canada, Washington, Oregon, Nevada, Idaho, California and Hawaii. The Company has an exclusive right to build a Thermo Master(TM) Plant in any of its territories. The License is $1,000,000 US and was satisfied by with of a Note payable (Note 5). Amortization of $25,000 has been recorded during the period (Note 2 (e)). The License Agreement also calls for an additional payment of $1,000,000 US for every plant constructed by or on behalf of the Licensee.

     c)   Consulting  Agreement.  The  Company  has  entered  into  a ten  month
          Consulting Agreement for monthly consulting and administrative services (see Note 4). This contract is renewable in October 2000 for the full rate or a reduced rate for a further nine-month period. The Company has continued this contract at full value.

     Currently the Company derives all its Revenue from these contracts, which are with one Corporation.

     9. RELATED PARTY TRANSACTIONS

     Included in accounts payable as at September 30, 2000 was $45,857 owed to the Company's new President.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

This Form 10-QSB contains forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may", "foresee", and similar expressions identify forward-looking statements that involve risks and uncertainties. You should not place undue reliance on forward-looking statements in this Form 10-QSB because of their inherent uncertainty. The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto and other financial information included in this Form 10-QSB that involve risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements.

BUSINESS

The Company is an integrated, multi-faceted recycling and waste management business, ready to address a broad range of recyclable materials, including glass, plastic, paper, cardboard, metals and particularly organic wastes. The Company, through one of its subsidiaries, holds contractual rights to build, support and supply Thermo Master(TM) Plants which employ a patent protected process to convert organic waste materials to valuable feed and fertilizer products and holds an exclusive master license to own and sub-license Thermo Master(TM) Plants in Canada, California, Washington, Oregon, Nevada, Hawaii and Iowa. The Company's presence in a community means local employment, effective waste recycling opportunities and environmental improvements.

The Company offers a full range of waste recycling and management services to waste generators and communities. The Company is structured as an integrated business with several subsidiaries dedicated to delivering distinct aspects of the Company's overall mandate. The following shows how the Company is organized to serve its clients and shareholders:

                          PLANET EARTH RECYCLING, INC.
                          ---------------------------
                                        |
                      PLANET EARTH OPERATING SERVICES INC.
                      ------------------------------------
                                        |

                    1.   EARTH  ALLIANCE  SYSTEMS  INC.  (Waste   acquisition  -
                         -----------------------------
                         Satellite centers - Tote services Transfer stations - De-packaging - Commodity broker glass, metals, plastics, paper, organics - Waste audits)
                    2.   PLANET   EARTH  DESIGN   BUILD  INC.   (Engineering   -
                         -----------------------------------
                         Permitting - Construction services - Equipment procurement - Turnkey recycling systems - Transfer stations - New technology development)
                    3.   PLANET EARTH BIO CONVERSION  INC.  (Licenses for Thermo
                         --------------------------------
                         Master(TM) Plants - Exclusive and non-exclusive territory)
                    4.   PLANET EARTH MANAGEMENT INC.  (Commissioning - Training
                         -----------------------------
                         - Operating services - Support services - Complete recycling systems)

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

Two of the Company's subsidiary companies produce steady cash flow by supplying construction and support services to build, operate and maintain Thermo Master(TM) Plants, Earth Alliance Satellite Centers, transfer stations, water treatment facilities and other such physical plants. These companies may provide services directly, but will more likely oversee the programs and services that are delivered at the local level by local sub-contractors having the required skills.

The  other  subsidiaries,  Earth  Alliance  Systems  Inc.  and  Planet Earth Bio
Conversion Inc. capitalize on the unlimited potential of waste and recycling markets throughout the world. These two companies are structured to own and operate waste acquisition, recycling, organic waste conversion and commodity brokering businesses to cover the full gamut of recycling opportunities in the marketplace. The two subsidiaries will hold equity positions in the Company's growing family of plants and businesses as well as create and capture major revenues and profits.

The Company is also involved in commodity businesses, whether that be the end product from Thermo Master(TM) businesses (feed or fertilizer products) or the recyclable plastics, paper, glass, metals and other recoverable materials. At present, this function is within Earth Alliance, but may be launched in the future as a free-standing subsidiary.

All subsidiary businesses are structured to operate profitably in their own right. The subsidiaries have been structured as distinct entities to ensure that the Company's management can track each subsidiary's performance.

The parent company, Planet Earth Recycling, Inc., is primarily focused on the acquisition and management of corporate financing. Planet Earth Operating Services Inc. ("PEOSI") delivers all aspects of the operational side of the business through its several subsidiary companies. The Company has assembled a team of core consultants with over 300 years of combined experience in the critical sectors of its business. PEOSI is built from a company with a history of 45 years of successfully providing systems, equipment and services in the agricultural and environmental industries. It continues to deliver those services to a broad industry sector and to expand even further. Its waste management and recycling team brings experience with every major waste management firm known in North America. Within the group of key consultants resides knowledge and experience in engineering, research and development, construction, mechanical operations, public relations and marketing, waste acquisition, recycling and financing needed to conduct PEOSI's business.

For more information on the business of the Company, see the report on Form 8-K dated September 15, 2000 and filed under the name Adventure Minerals Inc. on September 29, 2000.

STATUS  OF  OPERATIONS

The Company's current operations include the following activities from signed contracts.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

On April 6, 2000, POESI signed a 20 year Master(TM) Service Agreement with Thermo Tech(TM) Technologies Inc. and Thermo Tech(TM) Bio Conversion Inc. The Master(TM) Service Agreement provides the exclusive rights to PEOSI to provide turnkey construction, commissioning and training, maintenance services, technical services, Waste supply and End Product Purchasing for all licensees of the Thermo Master(TM) Mark III technology. This contract will provide the expertise and know-how to ensure all new licensees are delivered an operating Thermo Master(TM) Mark III Plant. Through this Master(TM) Service Agreement, the Company has signed the following contacts:

     1. The Company's subsidiary Planet Earth Design Build Inc. has a Turnkey Construction Agreement with Hamilton Bio Conversion Inc. to complete the upgrade of the current facility to a Thermo Master(TM) Mark III facility. This agreement was executed on October 2, 2000. The value of this project is $10,000,000 and the project will be completed during the third quarter of the Company's year. Planet Earth Design Build Inc. is well underway on this project which is billed on a cost plus 15% basis.

     2. Planet Earth Design Build Inc. also has a Turnkey Construction Agreement with Richmond Bio Conversion Inc. to complete the rebuild of the current facility. This agreement was executed on October 2, 2000. Work on this project has begun. The minimum value of the project is $13,333,333.

     3. Planet Earth Management Inc. has six current cost plus contracts. They currently have three signed contracts with Hamilton Bio Conversion Inc. and three with Richmond Bio Conversion, including a commissioning and training agreement, maintenance service agreement and a technical service agreement. Planet Earth Management Inc. has the people and organization working to optimize the facilities performance.

          a. The commissioning and training agreement will ensure when the new facility is built all equipment and machinery is properly commissioned and working according to specification and all personal are properly trained to operate the facility and it equipment. These services are billed on a cost plus basis and ensure that the facility is operating at peek performance within the first three months.

          b. A five-year maintenance contact has been signed by each facility to keep the operations running at peek performance and ensure that all aspects of the operation are quickly and efficiently dealt with. These services are charged on a cost plus basis.

          c. A five-year technical services agreement has also been signed by each facility for a monthly fee of $6,667 and additional services changed at cost plus. This agreement will ensure the significant know-how of Planet Earth Management Inc. concerning the design, construction, operation and maintenance of industrial process plants that utilize the Thermophilic aerobic digestion process will be available to each plant.

     4. Earth Alliance Systems Inc. has entered into a 12-year Waste Supply Agreement with Hamilton Bio Conversion Inc. to ensure the facility receives adequate raw waste for processing. This agreement was executed on October 2, 2000. Earth Alliance Systems Inc. has the collection system in place and further acquisitions will only strengthen its current Ontario market position.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

     5. On October 2, 2000, PEOSI signed a 12 year End Product Purchase Agreement with Hamilton Bio Conversion Inc. This agreement enables the Company to broker the valuable end product commodity to the world.

     6. PEOSI is also currently performing Accounting, Operating and General Administrative Services under a Consulting agreement with Thermo Tech(TM) Technologies Inc. The Agreement provides for a $200,000 monthly fee and all costs charged at cost plus. This agreement has been operating since April 1, 2000 when a $2,000,000 payment was made for these services. The Agreement has been renewed for a further nine month period beginning January 1, 2001.

     7. Planet Earth Design Build Inc. is currently preparing 12 feasibility studies for new projects, to assess what is required in each area. These new projects can generate 12 new sites for total recycling for the Company. These current contacts enable the Company to provide its value added services to it clients and ensure room for future expansion with new facilities and new opportunities.

PLAN  OF  OPERATIONS

The Company is in the early stages of operations and is focused on implementing and developing its business plan to meet its growth objectives. The majority of the current resources of the Company are focused on this growth. However, in addition to the current operations, the Company is pursuing several new acquisitions.

The first potential acquisition is in Ontario, Canada. The target is in the raw waste collection and depackaging business. The Company will be able to restructure the operations to fit into its business operations. This may become a show case satellite center for the Ontario market, enabling the Company to expand into the United States. Negotiations are currently underway but no definitive agreement has been reached with the Company.

The second current acquisition is in New York. The business has an interest in a proprietary technology business and a current waste recycling facility, which the Company believes will be of benefit to its operations both financially and technologically. Negotiations are currently in the final stages, but no definitive agreement has been reached with the New York company.

FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Three Months Ended September 30, 2000 Compared to the Seven Months Ended June 30, 2000

This information has been derived from unaudited interim financial statements for the period ended September 30, 2000 and audited financial statements for the seven-month period ended June 30, 2000. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

The Company's operations, going forward, are the operations of the merged private company, Planet Earth Recycling Inc., as this is the continuing business. For comparison purposes this quarter, the period ended June 30, 2000 will be used. As no useful operating figures exist for the same period last year, July 1, 1999 to September 30, 1999, those figures will not be presented.

     Net  Income
     -----------

For the three months ended September 30, 2000, the Company had net income of $1,065,180. This is an increase of $140,719 over the comparison period's operations, which produced net income of $924,461. This increase in net income is based on growing the operations of the Company. Strong growth will continue in the next quarters as the business continues to develop based on the business plan of the Company.

     Operating  Revenue
     ------------------

Total revenue for the three months ended September 30, 2000 was $1,809,706. The Company increased revenue by $713,892 or 65% over total revenues for the seven months ended June 30, 2000, which were $1,095,814. The increase in revenues resulted from work on the Hamilton Bio Conversion project, Richmond Bio Conversion project, several new projects and continued business growth in each subsidiary. The Company's projects are all charged out on a cost plus basis to facilitate revenue growth.

     Operating  Costs  and  Expenses
     -------------------------------

The Company had an increase in expenses of $587,428 during the period to $763,387 as compared to the previous period with total operating expenses of $175,959. The increased expenses reflect the growth in operations, including increases in the number of consultants and employee's to implement the Company's business plan. Other areas of increases included professional fees related to the merger and increased general and administration fees. The Company is currently charging out at cost plus 15%. The Company also wrote off the cost of the exploration advance and mineral property as it turns its focus to its new business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had cash of $2,099,628 and a working capital of $1,006,009 as of September 30, 2000. This is compared to cash of $1,877,144 and a working capital deficit of $78,778 as at June 30, 2000. The increase is a direct result of the net income during the period of $1,065,180.

Management estimates the monthly cash "burn rate" to be approximately $400,000 per month. The Company believes it has sufficient cash resources to operate its business over the next twelve months. Depending on market acceptance of the Company's current business model, the Company may raise additional funds, either debt or equity, to augment future growth of the business.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

Management believes that current cash balances and cash flows from operations, if any, will be sufficient to meet present growth strategies and related working capital and capital expenditure requirements. The current business plan proposes significant increases in spending when compared to historical expenditures. Management may decide to raise additional capital through the issuance of additional debt or equity securities.

The Company plans to utilize a combination of internally generated funds from operations, potential debt and / or equity financings to fund its longer-term growth over a period of two to five years. The availability of future financings will depend on market conditions. A portion of the funds will be needed to grow the business through acquisitions of other businesses.

The forecast of the period of time through which the Company's financial resources will be adequate to support operations is a forward-looking statement that involves risks and uncertainties. The actual funding requirements may differ materially from this as a result of a number of factors including plans to acquire other businesses and rapidly expand its operations.

EFFECT  OF  FLUCTUATIONS  IN  FOREIGN  EXCHANGE  RATES

The Company's current operations are located outside the United States. The functional currency for this foreign operation is the local currency. The carrying value of the Company's investments in Canada is subject to the risk of foreign currency fluctuations. Any revenues received from the Company's international operations will be subject to foreign exchange risk.

RISK  FACTORS

     THE COMPANY MAY REQUIRE ADDITIONAL EQUITY FINANCING, WHICH MAY NOT BE AVAILABLE AND MAY DILUTE THE OWNERSHIP INTERESTS OF INVESTORS.

The Company's ultimate success will depend on its ability to raise additional capital. No commitments to provide additional funds have been made by management or other shareholders. The Company has not investigated the availability, source or terms that might govern the acquisition of additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations could be severely limited, and it may not be able to implement its business plan. If equity financing is used to raise additional working capital, the ownership interests of existing shareholders may be diluted.

     THE COMPANY'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

As a result of the Company's limited operating history and the rapid expansion of its business operations, the Company's quarterly and annual revenues and operating results are likely to fluctuate from period to period. For this reason, you should not rely on period-to-period comparisons of the Company's financial results as indications of future results. The Company's future operating results could fall below the expectations of public market analysts or investors and significantly reduce the market price of its common stock. Fluctuations in the Company's operating results will likely increase the volatility of its stock price.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

     THE COMPANY DEPENDS ON THE RELIABILITY AND CONTINUITY OF ITS SERVICES AS PROVIDED BY ITS SUBSIDIARIES.

As a service provider, the Company is dependent upon the continued reliability of its individual subsidiaries to provide high quality services. Although the Company has reliable systems in place, and has not had any problems providing quality service, there is no guarantee that the Company will be able to continue to provide reliable services.

     THE COMPANY'S DEPENDENCE ON RELATIONSHIPS WITH BUSINESSES AND GOVERNMENTS OUTSIDE OF THE UNITED STATES INVOLVES RISKS.

The Company depends on its ability to establish and maintain successful relationships with businesses and governments located outside of the United States. If the Company is unable to establish and maintain such relationships, it will not be able to implement the business plan in its current configuration, which will affect both its revenue stream and profit potential. In addition, the Company faces political sovereign risks of conducting international business, including risks of changing economic conditions, which may have a material adverse effect on its ability to expand its operations globally.

     POTENTIAL BUSINESS COMBINATIONS COULD BE DIFFICULT TO INTEGRATE AND DISRUPT BUSINESS OPERATIONS.

Any acquisition of or business combination with another company could disrupt the Company's ongoing business, distract management and employees and increase the Company's expenses. If another company acquires the Company, it could face difficulties in assimilating with that company's personnel and operations. Acquisitions also involve the need for integration into existing administration, services, marketing, and support efforts.

     THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS TO COMMON SHAREHOLDERS IN THE FORESEEABLE FUTURE, WHICH MAKES INVESTMENT IN THE COMPANY SPECULATIVE OR RISKY.

The Company has not paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. The Board of Directors has sole authority to declare dividends payable to the Company's shareholders. The fact that the Company has not and does not plan to pay dividends indicates that the Company must use all of its funds generated by operations for reinvestment in its operating activities and also emphasizes that the Company may not continue as a going concern. Investors also must evaluate an investment in the Company solely on the basis of anticipated capital gains.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
-----------------------------

None

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
---------------------------------------------------------

On September 14, 2000, the Company issued 150,000 shares to 717108 Alberta Ltd. in settlement of a debt in the amount of $150. 717108 Alberta Ltd. is not a U.S. company. The offering of the shares of common stock of Adventure Minerals was conducted pursuant to an exemption from registration, namely Rule 506 of Regulation D and / or Regulation S of the Securities Act of 1933, as amended (the "Act"). As a result, the shares held by 717108 Alberta Ltd. are "restricted securities" subject to Rule 144 of the Act.

As disclosed in a report on Form 8-K dated September 15, 2000 and filed on September 29, 2000 under the name Adventure Minerals Inc., an Agreement and Plan of Reorganization was entered into between Adventure Minerals, Inc. and Planet Earth Recycling Inc. Pursuant to that agreement, Adventure Minerals Inc. issued 10,000,000 shares to the shareholders of Planet Earth Recycling Inc. in exchange for 10,000,000 shares of Planet Earth Recycling Inc. All 19 of the Planet Earth Recycling shareholders were not U.S. persons. The offering of the shares of Adventure Minerals to the Company shareholders was conducted pursuant to an exemption from registration, namely Rule 506 of Regulation D and / or Regulation S of the Securities Act of 1933, as amended (the "Act"). As a result, the shares held by the former shareholders of Planet Earth Recycling Inc. are "restricted securities" subject to Rule 144 of the Act.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

(A)  EXHIBITS.  The  following  exhibits  accompany  this  Form  10-QSB:


EXHIBIT NO.  DESCRIPTION
-----------  -----------
   10.1        License Agreement dated March 28, 2000

   10.2        Consulting Agreement dated April 1, 2000

   10.3        Master(TM) Service Agreement dated April 6, 2000

   10.4        Turnkey Construction Agreement with Hamilton Bio Conversion, Inc.
               dated October 2, 2000

   10.5        Commissioning   and   Training   Agreement   with   Hamilton  Bio
               Conversion, Inc. dated October 2, 2000

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

   10.6        Maintenance Services Agreement with Hamilton Bio Conversion, Inc.
               dated October 2, 2000

   10.7        Technical Services  Agreement with Hamilton Bio Conversion,  Inc.
               dated October 2, 2000

   10.8 Waste Supply Agreement with Hamilton Bio Conversion, Inc. dated October 2, 2000

   10.9        End Product Purchase  Agreement with Hamilton Bio Conversion Inc.
               dated October 2, 2000

   10.10 Turnkey Construction agreement with Richmond Bio Conversion Inc. dated October 2, 2000

   10.11       Commissioning   and   Training   Agreement   with   Richmond  Bio
               Conversion Inc. dated October 2, 2000

   10.12 Maintenance Services Agreement with Richmond Bio Conversion Inc. dated October 2, 2000

   10.13 Technical Services Agreement with Richmond Bio Conversion Inc. dated October 2, 2000

   27.1        Financial Data Schedule

(b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the period covered by this Form 10-QSB:

Adventure  Minerals  Inc. Form 8-K, dated September 15, 2000, and filed with the
--------------------------------------------------------------------------------
Securities  and  Exchange  Commission  on  September  29,  2000.
-----------------------------------------------------------------

This report included an Item 1 disclosure regarding a change in control of the registrant whereby Adventure Minerals Inc. entered into an Agreement and Plan of Reorganization with Planet Earth Recycling Inc. Item 1 disclosed that the first step of the reorganization consisted of merging Planet Earth Recycling Inc. with and into AMVL Sub One, a wholly owned subsidiary of Adventure Minerals in exchange for common stock of Adventure Minerals. The Form 8-K also included an
Item 2 disclosure regarding the acquisition or disposition of assets pursuant to the merger, where each issued and outstanding share of common stock of Planet Earth Recycling Inc. was exchanged for one share of common stock of Adventure Minerals. In addition, Item 2 contained a disclosure describing the second step in the Agreement and Plan of Reorganization, whereby AMVL Sub One merged with and into Adventure Minerals. Item 2 also contained an extensive description of the businesses of Adventure Minerals and Planet Earth Recycling Inc. The Form 8-K contained an Item 8 disclosure regarding a change in the fiscal year end from April 30 to June 30 and an Item 7 disclosure containing the following Planet Earth Recycling Inc. financial statements:

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

     Independent Auditors' Report, dated September 6, 2000;

     Consolidated Balance Sheet as at June 30, 2000 (audited);

     Consolidated Statement of Income and Retained Earnings for the seven months ended June 30, 2000;

     Consolidated Statements of Changes in Financial Position for the seven months ended June 30, 2000 (audited); and

     Notes to Financial Statements for the seven months ended June 30, 2000 (audited).

The Form 8-K also contained the following pro forma information for the combined businesses:

     Pro Forma Balance Sheet as at April 30, 2000 (unaudited)

     Pro Forma Statement of Operations for the year ended April 30, 2000 (unaudited)


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET  EARTH  RECYCLING,  INC.


     /s/  Rowland  Wallenius                           11/14/00
-----------------------------------------        ------------------------
Rowland  Wallenius,  President                          Date

EXHIBIT  INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------
   10.1        License Agreement dated March 28, 2000

   10.2        Consulting Agreement dated April 1, 2000

   10.3        Master(TM) Service Agreement dated April 6, 2000

   10.4        Turnkey Construction Agreement with Hamilton Bio Conversion, Inc.
               dated October 2, 2000

   10.5        Commissioning   and   Training   Agreement   with   Hamilton  Bio
               Conversion, Inc. dated October 2, 2000

   10.6        Maintenance Services Agreement with Hamilton Bio Conversion, Inc.
               dated October 2, 2000

   10.7        Technical Services  Agreement with Hamilton Bio Conversion,  Inc.
               dated October 2, 2000

   10.8 Waste Supply Agreement with Hamilton Bio Conversion, Inc. dated October 2, 2000

   10.9        End Product Purchase  Agreement with Hamilton Bio Conversion Inc.
               dated October 2, 2000

   10.10 Turnkey Construction agreement with Richmond Bio Conversion Inc. dated October 2, 2000

   10.11       Commissioning   and   Training   Agreement   with   Richmond  Bio
               Conversion Inc. dated October 2, 2000

   10.12 Maintenance Services Agreement with Richmond Bio Conversion Inc. dated October 2, 2000

   10.13 Technical Services Agreement with Richmond Bio Conversion Inc. dated October 2, 2000

   27.1        Financial Data Schedule