Form 10QSB
period 2000-12-31
PLANET EARTH RECYCLING INC
filed 2001-02-14
CIK 1083722

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 2000
                               ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------

Commission  File  Number:     0-27295
                         ---------------


                           PLANET EARTH RECYCLING INC.
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                    98-0208988
                ------                                   -------------
     (State or other jurisdiction of                   (I.R.S.  Employer
      incorporation or organization)                  Identification No.)

                                435 MARTIN STREET
                                BLAINE, WA  98230
                     (Address of principal executive offices)

                                 (360) 332-1350
                 (Issuer's telephone number, including area code)

     Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to  such  filing  requirements  for  the  past  90  days.  Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 7, 2001, 20,315,000 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format  (Check  One):  Yes [ ]   No [X]

                           PLANET EARTH RECYCLING INC.
                       (Formerly Adventure Minerals Inc.)

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART  I  -  FINANCIAL  INFORMATION . . . . . . . . . . . . . . . . . . . . . . 3

     Item 1.  Financial  Statements . . . . . . . . . . . . . . . . . . . . . .3

          Balance Sheet as of December 31, 2000 and June 30, 2000 (unaudited) .3

          Income  Statement  for  the  six  months  ended
          December  30,  2000  and  June  30,  2000  (unaudited) . . . . . . . 4

          Income  Statement  for  the  three  months  ended
          December  30,  2000  (unaudited) . . . . . . . . . . . . . . . . . . 5

          Statements  of  Cash  Flows  for  the  Six  months  ended
          December  30,  2000  and  June  30,  2000  (unaudited) . . . . . . . 6

          Notes  to  the  Financial  Statements  (unaudited) . . . . . . . . . 7

     Item 2.  Management's Discussion and Analysis of Financial Condition
           and  Results  of  Operations . . . . . . . . . . . . . . . . . . . 12

PART  II  -  OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 19

     Item 1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . .19

     Item 2.  Changes  in  Securities . . . . . . . . . . . . . . . . . . . . 19

     Item 6.  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . . . . 19

SIGNATURES . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . 19

                           PLANET EARTH RECYCLING INC.
                        (Formerly Adventure Minerals Inc.)

                         PART  I.  FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS
--------------------------------

                           CONSOLIDATED BALANCE SHEET
                       As at DECEMBER 31, 2000 (Unaudited)


ASSETS                                     DECEMBER 31, 2000   JUNE 30, 2000
------                                    ------------------  --------------
CURRENT ASSETS
     Cash in Bank                          $        2,067,539  $    1,877,144
     Funds held in Trust                               99,987               -
     Accounts Receivable - Trade                    1,553,041         488,830
     Accounts Receivable - Other                       93,420          25,757
     Prepaid expenses                                  15,420          71,741
                                           ------------------  --------------
                                           $        3,735,686  $    2,463,472

CAPITAL ASSETS (Notes 2 (d) and 3)                     23,580          20,881
LICENSE (Note 2 (e) and 8 (b))                        925,000         975,000

PROJECT DEPOSIT                                        17,170               -
MINERAL PROPERTY                                            -           1,681
EXPLORATION ADVANCE                                         -           8,299

                                           ------------------  --------------
TOTAL ASSETS                               $        4,795,157  $    3,469,333
                                           ==================  ==============

LIABILITIES & SHAREHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES
     Accounts Payable (Note 9)             $          318,096  $      149,677
     Deferred Revenue (Notes 2 (c) and 4)                   -       1,392,573
     Note Payable (Note 5)                          1,000,000       1,000,000
                                           ------------------  --------------
                                                    1,318,096       2,542,250
                                           ------------------  --------------

SHAREHOLDER'S EQUITY
--------------------

CAPITAL STOCK (Note 1)                                  2,033           2,034
ADDITIONAL CONTRIBUTED CAPITAL                         52,217          52,217
RETAINED EARNINGS                                   3,422,811         872,832
                                           ------------------  --------------
                                                    3,478,061         927,083
                                           ------------------  --------------

                                           $        4,795,157  $    3,469,333
                                           ==================  ==============

                 See accompanying notes to financial statements.

                               PLANET EARTH RECYCLING INC.
                           (Formerly Adventure Minerals Inc.)

                 CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
               For the 6 month period ended DECEMBER 31, 2000 (Unaudited)


                                                              DEC 31, 00    JUNE 30, 00
                                                             ------------  -------------

REVENUE                                                      $ 4,151,376   $  1,095,814
                                                             ------------  -------------

EXPENSES
     Advertising and promotion                                       903          2,881
     Automotive expenses                                           2,498            350
     Depreciation and amortization                                52,426         25,532
     Donation                                                     12,581          5,103
     (Gain) Loss US$exchange                                     (65,182)        39,267
     Interest Expense                                             35,288         18,027
     Management consultants                                      803,786         33,888
     Office and general                                          325,598         16,583
     Professional fees                                           111,009         31,608
     Rent                                                         89,809         17,323
     Telephone                                                    29,891          1,565
     Travel                                                       27,740          3,036
     Utilities                                                     8,561              -
     Wages and benefits                                          191,832         25,967
     Write-off of Exploration Advance                              8,299              -
     Write-off of Mineral Property                                 1,681              -
                                                             ------------  -------------
                                                               1,636,719        221,130
                                                             ------------  -------------

INCOME BEFORE INTEREST INCOME                                  2,514,657        874,684
INTEREST INCOME                                                   35,322          4,606
                                                             ------------  -------------

NET INCOME                                                   $ 2,549,979   $    879,290
DEFICIT FROM MERGER                                                    -         (6,458)
RETAINED EARNINGS, BEGINNING OF PERIOD                           872,832              -
                                                             ------------  -------------
RETAINED EARNINGS, END OF PERIOD                             $ 3,422,811   $    872,832
                                                             ------------  -------------

                                                             ------------  -------------
Adjusted Earnings per Share - 20,315,000 SHARES OUTSTANDING  $      0.13   $       0.04
                                                             ------------  -------------

                 See accompanying notes to financial statements.

                           PLANET EARTH RECYCLING INC.
                        (Formerly Adventure Minerals Inc.)

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
           For the 3 month period ended DECEMBER 31, 2000 (Unaudited)


                                                              Three Months
                                                             --------------
                                                                 Ended
                                                             --------------
                                                              Dec 31, 2000
                                                             --------------

REVENUE                                                      $   2,341,670
                                                             --------------

EXPENSES
     Advertising and promotion                                         127
     Automotive expenses                                               135
     Depreciation and amortization                                  26,251
     Donation                                                       12,581
     (Gain) Loss US$exchange                                      (114,133)
     Interest Expense                                               17,644
     Management consultants                                        444,832
     Office and general                                            200,639
     Professional fees                                              60,192
     Rent                                                           42,974
     Telephone                                                      16,874
     Travel                                                         15,197
     Utilities                                                       3,080
     Wages and benefits                                            146,941
     Write-off of Exploration Advance                                    -
     Write-off of Mineral Property                                       -
                                                             --------------
                                                                   873,334
                                                             --------------

INCOME BEFORE INTEREST INCOME                                    1,468,336
INTEREST INCOME                                                     16,461
                                                             --------------

NET INCOME                                                   $   1,484,797
                                                             --------------

Adjusted Earnings per Share - 20,315,000 SHARES OUTSTANDING  $        0.07

        See  accompanying  notes  to  financial  statements.

                               PLANET EARTH RECYCLING INC.
                           (Formerly Adventure Minerals Inc.)

                          CONSOLIDATED STATEMENT OF CASH FLOW
              For the 6 month period ended DECEMBER 31, 2000 (Unaudited)


                                                            DEC 31, 00    JUNE 30, 00
                                                           ------------  -------------
CASH RESOURCES PROVIDED BY (USED IN)
OPERATING ACTIVITES
     Net Income                                            $ 2,549,979   $    879,290
Items not involving funds
     Amortization                                               52,426         25,532
     Deferred revenue realized                              (1,392,573)      (596,817)
Cash generated from (used for) operating working capital
     Accounts receivable - trade                            (1,064,211)      (488,830)
     Accounts receivable - other                               (67,663)       (25,757)
     Prepaid expenses                                           56,321        (71,741)
     Accounts payable and accrued liabilities                  168,418        147,235
                                                           ------------  -------------

                                                               202,709       (130,998)
                                                           ------------  -------------
CASH RESOURCES PROVIDED BY (USED IN)
FINANCING ACTIVITIES
     Share capital                                                   -              1
     Note Payable                                                    -      1,000,000
     Fund received from contract advance                             -      1,989,390
                                                           ------------  -------------
                                                                     -      2,989,391
                                                           ------------  -------------
CASH RESOURCES PROVIDED BY (USED IN)
INVESTING ACTIVITIES
     Acquisition of license                                          -     (1,000,000)
     Purchase of capital assets                                 (5,124)       (22,094)
     Project Deposit                                           (17,170)
     Write-off of Mineral Property                               1,681
     Write-off of Exploration Advance                            8,299
                                                           ------------  -------------

                                                               (12,314)    (1,022,094)
                                                           ------------  -------------

INCREASE IN CASH                                               190,395      1,836,299
CASH AND TERM DEPOSITS, beginning of year                    1,877,144         40,845
                                                           ------------  -------------

CASH AND TERM DEPOSITS, end of year                        $ 2,067,539   $  1,877,144
                                                           ============  =============

                 See accompanying notes to financial statements.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

                          NOTES TO FINANCIAL STATEMENTS
           For the 6 month period ended DECEMBER 31, 2000 (Unaudited)

1.   NATURE  OF  BUSINESS  AND  STATUS  OF  ACTIVITIES

     Planet  Earth  Recycling  Inc.  (formerly  Adventure  Minerals,  Inc.) (the
     "Company") was incorporated in Nevada, USA on February 17, 1999. The Company is public and has been trading on the Over-the-Counter Bulletin Board since June, 2000. On September 15, 2000, a merger was completed with a private company (known at the time as Planet Earth Recycling Inc.), in which shares were exchanged one for one. The Company's name was formally changed to Planet Earth Recycling Inc. on November 2, 2000 following approval by the Company's shareholders at a Special Shareholders' Meeting held in Seattle, Washington. All future business will be conducted under the name Planet Earth Recycling Inc. and the symbol "PERI".

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

     The Company has investment in one subsidiary, Planet Earth Operating Systems Inc., which in turn has investments in eight subsidiaries, which are consolidated and summarized as follows:

     COMPANY                                                  NATURE OF BUSINESS
     Planet Earth Operating Services Inc. (100% owned)        Operating Company
     (a) Earth Alliance Systems Inc. (100% owned)             Total Recycling
     (b) Planet Earth Bio Conversion Inc. (100% owned)        Licensor of technology
     (c) Planet Earth Design Build Inc. (100% owned)          Engineering and Construction
     (d) Planet Earth Management Inc. (100% owned)            Commissioning and Operating
     (e) Environmental Pulp and Paper
         Sludges Inc.                  (50% owned)            Licensor of sludge technology
     (f) Environmental Bio Solids Solutions Inc. (50% owned)  Licensor of sludge technology
     (g) Environmental Agri Bio Solids Inc. (50% owned)       Licensor of sludge technology
     (h) Environmental Industrial Sludges Inc. (50% owned)    Licensor of sludge technology

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


                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

                          NOTES TO FINANCIAL STATEMENTS
           For the 6 month period ended DECEMBER 31, 2000 (Unaudited)

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

3.   CAPITAL  ASSETS
                                   Cost         Acc. Amort.     Net Book Value
       Office  Equipment          $26,526         $2,946           $23,580

     Amortization  for  the  period  amounted  to  $1,617.

     The  estimated  useful  life  of  the  office equipment is five years.


4.   DEFERRED  REVENUE

     The Company entered into a consulting contract on April 1, 2000, to provide consulting and administrative services at a fixed monthly fee of $300,000.00 CDN ($198,939 US) plus all costs charged at 15%. On April 28, 2000 the first ten months were paid in advance ($3,000,000 CDN; $1,989,390
     US). As at December 31, 2000 , none of that advance remained unearned.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

                          NOTES TO FINANCIAL STATEMENTS
           For the 6 month period ended DECEMBER 31, 2000 (Unaudited)

5.   NOTE  PAYABLE

     The Company, in connection with its acquisition of the license agreement (Note 9 (b)) is indebted by way of a $1,000,000 US note payable, due on demand at seven percent (7%) rate of interest payable both before and after maturity. Interest of $53,313 US has been accrued but only $3,313 US remains unpaid to December 31, 2000.

6.   SHARE  CAPITAL

     The Company has authorized share capital of 160,000,000 common shares par value of $0.001US and 40,000,000 shares of preferred stock having a par value of $0.001 US. Prior to the merger, there were 10,165,000 shares outstanding. On September 15, 2000 a share exchange in which 10,000,000 shares of the Company were issued for all the outstanding shares of planet earth recycling Inc. (private company) one for one. Prior to the Merger, 150,000 shares were issued for the settlement of a certain obligation. Total outstanding shares as of September 30, 2000 is 20,315,000.

                   Price           Number of Shares     Total Outstanding
                   -----           ----------------     -----------------

Cash Issue         $.005               1,200,000             1,200,000
Cash  Issue        $.05                  800,000             2,000,000
Cash  Issue        $.25                   33,000             2,033,000
5 for 1 Split                          8,132,000            10,165,000
Debt Settlement    $0.001                150,000            10,315,000
Share Exchange                        10,000,000            20,315,000


7.   COMMITMENTS

     The Company rents its head office and administrative offices under operating leases. Rental payments during the period amounted to $17,323 U.S$. Aggregate minimum rental payments are $672,341 U.S.$ and approximate future rent payments for the next five years relative to signed lease agreements are as follows: U.S. $ -------- 2001 $182,805 2002 $167,841 2003
     $167,841 2004 $153,854

                                                    U.S. $
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


8.   SIGNIFICANT  AGREEMENTS

     The Company has entered into several significant agreements during the operating period as follows:

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

                          NOTES TO FINANCIAL STATEMENTS
           For the 6 month period ended DECEMBER 31, 2000 (Unaudited)

a) Master Service Agreement. The Company has a Master Service Agreement with a corporation that allows it to have the right to construct, commission, maintain, operate, supply and broker the end product of all Thermo Master(TM) Plants built for any licensee in the world. These services are provided at a cost plus 15% rate.

b) License Agreement. The Company entered into a License Agreement on March 28, 2000 to utilize the Thermo Master(TM) technology in Canada, Washington, Oregon, Nevada, Idaho, California and Hawaii. The Company has an exclusive right to build a Thermo Master(TM) Plant in any of its territories. The License was purchased for $1,000,000 US and was satisfied with a Note payable (Note 5). Amortization of $25,000 has been recorded during the period (Note 2 (e)). The License Agreement also calls for an additional payment of $1,000,000 US for every plant constructed by or on behalf of the Licensee.

c) Consulting Agreement. The Company has entered into a ten month Consulting Agreement for monthly consulting and administrative services (see Note 4). This contract is renewable in October 2000 for the full rate or a reduced rate for a further nine-month period. This Contract was performed to January 31, 2001. On February 2, 2001 the Company agreed to terminate the Consulting agreement.

d) Office Support, Accounting & Administration Consulting Contract. On February 2, 2001 the Company entered into a 24 Month agreement for Office support, accounting and administrative services for a flat fee of $10,000 per month for defined services, with all additional services to be provided at Cost plus 15%.

e) Accounting & Administrative Consulting Contract. On February 2, 2001 the Company entered into a 24 Month agreement for accounting and administrative services for a flat fee of $60,000 per month for defined services, with all additional services to be provided at Cost plus 15%.

f) Public Relations Consulting Contract. On February 2, 2001 the Company entered into a 24 Month agreement for public relations services for a flat fee of $30,000 per month for defined services, with all additional services to be provided at Cost plus 15%.

g) Technology, Operations, Maintenance, Research & Development, Engineering and Training Consulting Contract. On February 2, 2001 the Company entered into a 24 Month agreement to provide required services at Cost plus 15%.

Currently the Company derives all its Revenue from these contracts, which are with one Corporation.

                           PLANET EARTH RECYLCING INC.
                       (Formerly Adventure Minerals Inc.)

                          NOTES TO FINANCIAL STATEMENTS
           For the 6 month period ended DECEMBER 31, 2000 (Unaudited)

9.   RELATED  PARTY  TRANSACTIONS

     Included in accounts payable as at December 31, 2000 was $45,857 owed to the Company's President.

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

BUSINESS

The Company is an integrated, multi-faceted recycling and waste management business, ready to address a broad range of recyclable materials, including glass, plastic, paper, cardboard, metals and particularly organic wastes. The Company, through one of its subsidiaries, holds contractual rights to build, support and supply Thermo Master(TM) Plants, which employ a patent protected process to convert organic waste materials to valuable feed and fertilizer products and holds an exclusive master license to own and sub-license Thermo Master(TM) Plants in Canada, California, Washington, Oregon, Nevada, Hawaii and Iowa. The Company's presence in a community means local employment, effective waste recycling opportunities and environmental improvements.

The Company offers a full range of waste recycling and management services to waste generators and communities. The Company is structured as an integrated business with several subsidiaries dedicated to delivering distinct aspects of the Company's overall mandate. The following diagram shows how the Company is organized to serve its clients and shareholders:

                          PLANET EARTH RECYCLING, INC.
                          ----------------------------
                                        |
                      PLANET EARTH OPERATING SERVICES INC.
                      ------------------------------------
                                        |
                           1.     EARTH ALLIANCE SYSTEMS INC. (Waste acquisition
                                  --------------------------
                                  - Satellite centers - Tote services Transfer stations - De-packaging - Commodity broker glass, metals, plastics, paper, organics - Waste audits)
                           2.     PLANET  EARTH  DESIGN BUILD INC.(Engineering -
                                  -------------------------------
                                  Permitting - Construction services - Equipment Procurement - Turnkey recycling systems - Transfer stations - New technology development)
                           3.     PLANET EARTH BIO CONVERSION INC. (Licenses for
                                  -------------------------------
                                  Thermo Master(TM) Plants - Exclusive and non-exclusive territory)
                           4.     PLANET  EARTH  MANAGEMENT INC.  (Commissioning
                                  -----------------------------
                                  - Training - Operating services - Support services - Complete recycling systems)

                           5.     ENVIRONMENTAL  PULP  AND  PAPER  SLUDGES  INC.
                                  ---------------------------------------------
                                  (Licensor of Pulp and Paper sludge technology)
                           6.     ENVIRONMENTAL  BIO  SOLIDS  SOLUTIONS  INC.
                                  -------------------------------------------
                                  (Licensor of Bio Solid sludge technology)
                           7.     ENVIRONMENTAL  AGRI  BIO SOLIDS INC. (Licensor
                                  -----------------------------------
                                  of Agri Bio Solid sludge technology)
                           8.     ENVIRONMENTAL INDUSTRIAL SLUDGES INC.(Licensor
                                  ------------------------------------
                                  of  Industrial  sludge technology)


Two of the Company's subsidiary companies produce steady cash flow by supplying construction and support services to build, operate and maintain Thermo Master(TM) Plants, Earth Alliance Satellite Centers, transfer stations, water treatment facilities and other such physical plants. These companies are expected to provide services directly, but will more likely oversee the programs and services that are delivered at the local level by local sub-contractors having the required skills.

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

In addition to the wholly owned subsidiaries, four new companies owned 50% by Planet Earth Operating Services Inc. were formed that hold Licenses on Thermophilic sludge technology, to perform research and development in the following areas:

          1)     Industrial  sludges;
          2)     Agri  Bio  Solid  sludges;
          3)     Bio  Solid  sludges;  and
          4)     Pulp  and  Paper  sludges.

This sludge research is part of the Company's constant search and discovery of new and innovative recycling technologies.

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

For more information on the business of the Company, see the report on Form 8-K dated September 15, 2000 and filed under the name Adventure Minerals, Inc. on September 29, 2000.

STATUS  OF  OPERATIONS

The Company's current operations include the following activities from signed contracts.

On April 6, 2000, POESI signed a 20 year Master(TM) Service Agreement with Thermo Tech(TM) Technologies Inc. and Thermo Tech(TM) Bio Conversion Inc. The Master(TM) Service Agreement provides exclusive rights to PEOSI to provide turnkey construction, commissioning and training, maintenance services, technical services, Waste supply and End Product Purchasing for all licensees of the Thermo Master(TM) Mark III technology. This contract will provide the expertise and know-how to ensure all new licensees are delivered an operating Thermo Master(TM) Mark III Plant. Through this Master(TM) Service Agreement, the Company has signed the following contacts:

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

     3. On October 2, 2000, PEOSI signed a 12-year End Product Purchase Agreement with Hamilton Bio Conversion Inc. This agreement enables the Company to broker the valuable end product commodity to the world.

     4. PEOSI is also currently performing Accounting & Administrative Services under a Consulting agreement with Thermo Tech(TM) Technologies Inc. The Agreement provides for a $60,000 monthly fee for specific services with all additional costs charged at cost plus 15%.

     5. PEOSI is also currently performing Office Support, Accounting & Administrative Services under a Consulting agreement with Hamilton Bio Conversion Inc. The Agreement provides for a $10,000 monthly fee for specific services with all additional costs charged at cost plus 15%.

     6. PEOSI is also currently performing Public Relations Services under a Consulting agreement with Thermo Tech(TM) Technologies Inc. The Agreement provides for a $30,000 monthly fee for specific services with all additional costs charged at cost plus 15%.

     7. PEOSI is also currently performing Technology, Operations, Maintenance, Research & Development, Engineering and Training Services under a Consulting agreement with Thermo Tech(TM) Technologies Inc. The Agreement provides for all services to be charged at cost plus 15%.

     8. Planet Earth Design Build Inc. is currently preparing 12 feasibility studies for new projects, to assess what is required in each area. These new projects can generate 12 new sites for total recycling for the Company.

     These current contracts enable the Company to provide its value-added services to its clients and ensure room for future expansion with new facilities and new opportunities.

PLAN  OF  OPERATIONS

The Company is in the early stages of operations and is focused on implementing and developing its business plan to meet its growth objectives. The majority of the current resources of the Company are focused on this growth. However, in addition to the current operations, the Company is pursuing several new acquisitions of companies.

Firstly, an acquisition in New York. The business has an interest in a proprietary technology business and a current waste recycling facility, which the Company believes will be of benefit to its operations both financially and technologically. Negotiations are currently in the final stages, but no definitive agreement has been reached with the New York Company.

The Company is also in the final stages of negotiating letters of Intent with several other companies it seeks to acquire.

FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS

Six Months Ended December 31, 2000 Compared to the Seven Months Ended June 30, 2000.

This information has been derived from unaudited interim financial statements for the period ended December 31, 2000 and audited financial statements for the seven-month period ended June 30, 2000. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

The Company's operations, going forward, are the operations of the merged private company, Planet Earth Recycling Inc., as this is the continuing business. For comparison purposes this quarter, the period ended June 30, 2000 will be used. As no useful operating figures exist for the same period last year, July 1, 1999 to December 31, 1999, those figures will not be presented.

     Net  Income
     -----------

For the six months ended December 31, 2000, the Company had net income of $2,549,979. This is an increase of $1,675,295 over the comparison period's operations, which produced net income of $874,684. This increase in net income is based on growing the operations of the Company. Strong growth will continue in the next quarters as the business continues to develop based on the business plan of the Company.

     Operating  Revenue
     ------------------

Total revenue for the six months ended December 31, 2000 was $4,151,376. The Company increased revenue by $3,055,562 or 379% over total revenues for the seven months ended June 30, 2000, which was $1,095,814. The increase in revenues resulted from work on the Hamilton Bio Conversion project, Richmond Bio Conversion project, several new projects and continued business growth in each subsidiary. The Company's projects are all charged out on a cost plus basis to facilitate revenue growth.

     Operating  Costs  and  Expenses
     -------------------------------

The Company had an increase in expenses of $1,415,589 during the period to $1,636,719 as compared to the expenses for the seven months ended June 30, 2000 with total operating expenses of $221,130. The increased expenses reflect the growth in operations, including increases in the number of consultants and employee's to implement the Company's business plan. Other areas of expense increases included professional fees, due to the number of business opportunities, and general and administration fees. The Company is currently charging out at cost plus 15% these costs to its contract. The Company also wrote off the cost of the exploration advance and mineral property as it turns its focus to its new business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had cash of $2,067,539 and a working capital of $2,418,590 as of December 31, 2000. This is compared to cash of $1,877,144 and a working capital deficit of $78,778 as at June 30, 2000. The increase is a direct result of the net income during the period of $2,549,979. In addition all the Accounts
Receivable  -  Trade  of  $1,553,041  were  collected  in  January,  2001.

Management estimates the monthly cash "burn rate" to be approximately $400,000 per month. The Company believes it has sufficient cash resources to operate its business over the next twelve months. Depending on market acceptance of the Company's current business model, the Company may raise additional funds, either debt or equity, to augment future growth of the business.

Management believes that current cash balances and cash flows from operations, will be sufficient to meet present growth strategies and related working capital and capital expenditure requirements. The current business plan proposes significant increases in spending when compared to historical expenditures. Management may decide to raise additional capital through the issuance of additional debt or equity securities.

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

EFFECT  OF  FLUCTUATIONS  IN  FOREIGN  EXCHANGE  RATES

The majority of the Company's current operations are located outside the United States. The functional currency for this foreign operation is the local currency. The carrying value of the Company's investments in Canada is subject to the risk of foreign currency fluctuations. Any revenues received from the Company's international operations will be subject to foreign exchange risk.

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

     THE COMPANY'S OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICATLY.

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

     THE COMPANY DEPENDENCE ON RELATIONSHIPS WITH BUSINESSES AND GOVERNMENTS OUTSIDE THE UNITED STATES INVOLVES RISKS.

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

     THE COMPANY DOES NOT ANTICIPATE PAYING DIVIDENDS TO ITS COMMON SHAREHOLDERS
     IN  THE  FORESEEABLE  FUTURE,   WHICH  MAKES   INVESTMENT  IN  THE  COMPANY
     SPECULATIVE OR RISKY.

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

                         PART II.     OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

None

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
---------------------------------------------------------

None


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

(a)  EXHIBITS.

None

(b)  REPORTS  ON  FORM  8-K.

None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET  EARTH  RECYCLING,  INC.


    /s/  Rowland  Wallenius                               February 14, 2001
--------------------------------                     ---------------------------
Rowland  Wallenius,  President                                  Date