Form 10QSB/A
period 2000-12-31
PLANET EARTH RECYCLING INC
filed 2001-02-23
CIK 1083722

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                Amendment No. 1 to
                                   FORM 10-QSB


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

                           PLANET EARTH RECYCLING INC.
                        (Formerly Adventure Minerals Inc.)

                         PART  I.  FINANCIAL INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS
--------------------------------

                           CONSOLIDATED BALANCE SHEET
                       As at DECEMBER 31, 2000 (Unaudited)


ASSETS                                     DECEMBER 31, 2000   JUNE 30, 2000
------                                    ------------------  --------------
CURRENT ASSETS
     Cash in Bank                          $        2,067,539  $    1,877,144
     Funds held in Trust                               99,987               -
     Accounts Receivable - Trade                    1,553,041         488,830
     Accounts Receivable - Other                       93,420          25,757
     Prepaid expenses                                  15,420          71,741
                                           ------------------  --------------
                                           $        3,829,407  $    2,463,472

CAPITAL ASSETS (Notes 2 (d) and 3)                     23,580          20,881
LICENSE (Note 2 (e) and 8 (b))                        925,000         975,000

PROJECT DEPOSIT                                        17,170               -
MINERAL PROPERTY                                            -           1,681
EXPLORATION ADVANCE                                         -           8,299

                                           ------------------  --------------
TOTAL ASSETS                               $        4,795,157  $    3,469,333
                                           ==================  ==============

LIABILITIES & SHAREHOLDER'S EQUITY
----------------------------------

CURRENT LIABILITIES
     Accounts Payable (Note 9)             $          318,096  $      149,677
     Deferred Revenue (Notes 2 (c) and 4)                   -       1,392,573
     Note Payable (Note 5)                          1,000,000       1,000,000
                                           ------------------  --------------
                                                    1,318,096       2,542,250
                                           ------------------  --------------

SHAREHOLDER'S EQUITY
--------------------

CAPITAL STOCK (Note 1)                                  2,033           2,034
ADDITIONAL CONTRIBUTED CAPITAL                         52,217          52,217
RETAINED EARNINGS                                   3,422,811         872,832
                                           ------------------  --------------
                                                    3,477,061         927,083
                                           ------------------  --------------

                                           $        4,795,157  $    3,469,333
                                           ==================  ==============

                 See accompanying notes to financial statements.

                               PLANET EARTH RECYCLING INC.
                           (Formerly Adventure Minerals Inc.)

                 CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
               For the 6 month period ended DECEMBER 31, 2000 (Unaudited)


                                                              DEC 31, 00    JUNE 30, 00
                                                             ------------  -------------

REVENUE                                                      $ 4,151,376   $  1,095,814
                                                             ------------  -------------

EXPENSES
     Advertising and promotion                                       903          2,881
     Automotive expenses                                           2,498            350
     Depreciation and amortization                                52,426         25,532
     Donation                                                     12,581          5,103
     (Gain) Loss US$ exchange                                    (65,183)        39,267
     Interest Expense                                             35,288         18,027
     Management consultants                                      803,786         33,888
     Office and general                                          325,598         16,583
     Professional fees                                           111,009         31,608
     Rent                                                         89,809         17,323
     Telephone                                                    29,891          1,565
     Travel                                                       27,740          3,036
     Utilities                                                     8,561              -
     Wages and benefits                                          191,832         25,967
     Write-off of Exploration Advance                              8,299              -
     Write-off of Mineral Property                                 1,681              -
                                                             ------------  -------------
                                                               1,636,719        221,130
                                                             ------------  -------------

INCOME BEFORE INTEREST INCOME                                  2,514,657        874,684
INTEREST INCOME                                                   35,322          4,606
                                                             ------------  -------------

NET INCOME                                                   $ 2,549,979   $    879,290
DEFICIT FROM MERGER                                                    -         (6,458)
RETAINED EARNINGS, BEGINNING OF PERIOD                           872,832              -
                                                             ------------  -------------
RETAINED EARNINGS, END OF PERIOD                             $ 3,422,811   $    872,832
                                                             ------------  -------------

                                                             ------------  -------------
Adjusted Earnings per Share - 20,315,000 SHARES OUTSTANDING  $      0.13   $       0.04
                                                             ------------  -------------

                 See accompanying notes to financial statements.

                           PLANET EARTH RECYCLING INC.
                        (Formerly Adventure Minerals Inc.)

             CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
           For the 3 month period ended DECEMBER 31, 2000 (Unaudited)


                                                              Three Months
                                                             --------------
                                                                 Ended
                                                             --------------
                                                              Dec 31, 2000
                                                             --------------

REVENUE                                                      $   2,341,670
                                                             --------------

EXPENSES
     Advertising and promotion                                         127
     Automotive expenses                                               135
     Depreciation and amortization                                  26,251
     Donation                                                       12,581
     (Gain) Loss US$ exchange                                     (114,133)
     Interest Expense                                               17,644
     Management consultants                                        444,832
     Office and general                                            200,639
     Professional fees                                              60,192
     Rent                                                           42,974
     Telephone                                                      16,874
     Travel                                                         15,197
     Utilities                                                       3,080
     Wages and benefits                                            146,941
     Write-off of Exploration Advance                                    -
     Write-off of Mineral Property                                       -
                                                             --------------
                                                                   873,334
                                                             --------------

INCOME BEFORE INTEREST INCOME                                    1,468,336
INTEREST INCOME                                                     16,461
                                                             --------------

NET INCOME                                                   $   1,484,797
                                                             --------------

Adjusted Earnings per Share - 20,315,000 SHARES OUTSTANDING  $        0.07

        See  accompanying  notes  to  financial  statements.

                               PLANET EARTH RECYCLING INC.
                           (Formerly Adventure Minerals Inc.)

                          CONSOLIDATED STATEMENT OF CASH FLOW
              For the 6 month period ended DECEMBER 31, 2000 (Unaudited)


                                                            DEC 31, 00    JUNE 30, 00
                                                           ------------  -------------
CASH RESOURCES PROVIDED BY (USED IN)
OPERATING ACTIVITES
     Net Income                                            $ 2,549,979   $    879,290
Items not involving funds
     Amortization                                               52,426         25,532
     Deferred revenue realized                              (1,392,573)      (596,817)
Cash generated from (used for) operating working capital
     Fund held in trust                                        (99,987)
     Accounts receivable - trade                            (1,064,211)      (488,830)
     Accounts receivable - other                               (67,663)       (25,757)
     Prepaid expenses                                           56,321        (71,741)
     Accounts payable and accrued liabilities                  168,417        147,325
                                                           ------------  -------------

                                                               202,709       (130,998)
                                                           ------------  -------------
CASH RESOURCES PROVIDED BY (USED IN)
FINANCING ACTIVITIES
     Share capital                                                   -              1
     Note Payable                                                    -      1,000,000
     Fund received from contract advance                             -      1,989,390
                                                           ------------  -------------
                                                                     -      2,989,391
                                                           ------------  -------------
CASH RESOURCES PROVIDED BY (USED IN)
INVESTING ACTIVITIES
     Acquisition of license                                          -     (1,000,000)
     Purchase of capital assets                                 (5,124)       (22,094)
     Project Deposit                                           (17,170)
     Write-off of Mineral Property                               1,681
     Write-off of Exploration Advance                            8,299
                                                           ------------  -------------

                                                               (12,314)    (1,022,094)
                                                           ------------  -------------

INCREASE IN CASH                                               190,395      1,836,299
CASH AND TERM DEPOSITS, beginning of year                    1,877,144         40,845
                                                           ------------  -------------

CASH AND TERM DEPOSITS, end of year                        $ 2,067,539   $  1,877,144
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

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company had cash of $2,067,539 and a working capital of $2,511,311 as of December 31, 2000. This is compared to cash of $1,877,144 and a working capital deficit of $78,778 as at June 30, 2000. The increase is a direct result of the net income during the period of $2,549,979. In addition all the Accounts
Receivable  -  Trade  of  $1,553,041  were  collected  in  January,  2001.

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

PLANET  EARTH  RECYCLING,  INC.


    /s/  Rowland  Wallenius                               February 22, 2001
--------------------------------                     ---------------------------
Rowland  Wallenius,  President                                  Date