Form 10QSB
period 2001-03-31
PLANET EARTH RECYCLING INC
filed 2001-05-15
CIK 1083722

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001
                                --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission  File  Number:     0-27295
                              -------


                           PLANET EARTH RECYCLING INC.
--------------------------------------------------------------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 11, 2001, 20,315,000 shares of common stock, par value $0.001 were issued and outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]   No [X]

                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .   3

   Item  1.  Financial  Statements . . . . . . . . . . . . . . . . . . . . .   3

           Balance Sheets as at March 31, 2001 and June 30, 2000 (unaudited)   3

           Income Statements for the nine months ended March 31, 2001
             and seven months ended June 30, 2000 (unaudited). . . . . . . .   4

           Income Statement for the quarter ended
             March 31, 2001 (unaudited). . . . . . . . . . . . . . . . . . .   5

           Statements of Cash Flows for the nine months ended March 31, 2001
             and seven months ended June 30, 2000 (unaudited). . . . . . . .   6

           Notes to the Financial Statements (unaudited) . . . . . . . . . .   7

   Item 2. Management's Discussion and Analysis or Plan of Operation . . . .  11

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  16

   Item 2. Changes in Securities and Use of Proceeds . . . . . . . . . . . .  16

   Item 4. Submission of Matters to a Vote of Security Holders . . . . . . .  17

   Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .  17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)


PART  1.  -  FINANCIAL  STATEMENTS
----------------------------------


                          CONSOLIDATED  BALANCE  SHEETS
               as at MARCH 31, 2001 and JUNE 30, 2000 (UNAUDITED)


ASSETS                                      MARCH 31, 2001   JUNE 30, 2000
------                                     ----------------  --------------
                                             U.S. Dollars     U.S. Dollars
CURRENT ASSETS

     Cash in Bank                          $     1,490,376   $    1,877,144
     Accounts Receivable - Trade                   660,639          488,830
     Accounts Receivable - Other                 1,003,142           25,757
     Contract Receivable (Note 8c)              11,875,000                0
     Prepaid expenses                               18,547           71,741
                                           ----------------  --------------
                                           $    15,047,704   $    2,463,472

INVESTMENT                                         126,562                0
CAPITAL ASSETS (Notes 2 (d) and 3)                 151,967           20,881

LICENSE (Note 2 (e) and 8 (b))                     900,000          975,000

PROJECT DEPOSIT                                     17,170                -
MINERAL PROPERTY                                         -            1,681
EXPLORATION ADVANCE
                                                         -            8,299
                                           ----------------  --------------
TOTAL ASSETS                               $    16,243,403   $    3,469,333
                                           ================  ==============

LIABILITIES & SHAREHOLDERS' EQUITY
----------------------------------
LIABILITIES
     Accounts Payable (Note 9)             $       440,555   $      149,677
     Other Payable - Current                        18,398                0
     Deferred Revenue (Notes 2 (c) and 4)       10,038,462        1,392,573
     Lease Payable                                 108,280                0
     Note Payable (Note 5)                       1,000,000        1,000,000
                                           ----------------  --------------
                                                11,605,695        2,542,250
                                           ----------------  --------------

SHAREHOLDERS' EQUITY
--------------------
CAPITAL STOCK (Note 1 and 6)                         2,033            2,034
ADDITIONAL CONTRIBUTED CAPITAL                      52,217           52,217
RETAINED EARNINGS                                4,786,627          872,832
FOREIGN CURRENCY ADJUSTMENTS                      (203,169)               0
                                           ----------------  --------------
                                                 4,637,708          927,083
                                           ----------------  --------------
                                           $    16,243,403   $    3,469,333
                                           ================  ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             PLANET EARTH RECYCLING INC.
                         (formerly  Adventure  Minerals  Inc.)

            CONSOLIDATED  STATEMENTS  OF  INCOME  AND  RETAINED  EARNINGS
 For the nine months ended MARCH 31, 2001 and seven months ended JUNE 30, 2000 (UNAUDITED)


                                                              Nine Months         Year
                                                                 Ended           Ended
                                                               MAR 31, 01      JUNE 30, 00
                                                             --------------  --------------
                                                              U.S. Dollars    U.S. Dollars
REVENUE                                                      $   6,266,393   $   1,095,814
                                                             --------------  --------------
EXPENSES
     Advertising and promotion                                       2,156           2,881
     Automotive expenses                                             2,859             350
     Depreciation and amortization                                  79,900          25,532
     Donation                                                       12,898           5,103
     (Gain) Loss $exchange                                         (58,381)         39,267
     Interest Expense                                              119,160          18,027
     Consulting fees                                             1,195,588          33,888
     Office and general                                            379,182          16,583
     Professional fees                                             146,404          31,608
     Rent                                                          137,802          17,323
     Telephone                                                      48,415           1,565
     Travel                                                         40,885           3,036
     Utilities                                                      13,032               -
     Wages and benefits                                            297,839          25,967
     Write-off of Exploration Advance                                8,299               -
     Write-off of Mineral Property                                   1,681               -
                                                             --------------  --------------
                                                                 2,427,719         221,130
                                                             --------------  --------------
INCOME BEFORE INTEREST INCOME                                    3,838,674         874,684
INTEREST INCOME                                                     75,121           4,606
                                                             --------------  --------------
NET INCOME FROM OPERATIONS                                   $   3,913,795   $     879,290
DEFICIT FROM MERGER                                                      -          (6,458)
RETAINED EARNINGS, BEGINNING OF PERIOD                             872,832               -
                                                             --------------  --------------
RETAINED EARNINGS, END OF PERIOD                             $   4,786,627   $     872,832
                                                             --------------  --------------
Adjusted Earnings per Share - 20,315,000 shares outstanding  $        0.19   $        0.04

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)

                        CONSOLIDATED STATEMENT OF INCOME
                For the quarter ended MARCH 31, 2001 (UNAUDITED)


                                                           Three Months Ended
                                                               MAR 31, 01
                                                             --------------
                                                              U.S. Dollars
REVENUE                                                      $    2,115,017
                                                             --------------
EXPENSES
     Advertising and promotion                                        1,253
     Automotive expenses                                                361
     Depreciation and amortization                                   27,474
     Donation                                                           317
     (Gain) Loss $exchange                                            6,801
     Interest expense                                                83,872
     Management consultants                                         391,802
     Office and general                                              53,584
     Professional fees                                               35,395
     Rent                                                            47,993
     Telephone                                                       18,524
     Travel                                                          13,145
     Utilities                                                        4,471
     Wages and benefits                                             106,007
                                                             --------------
                                                                    790,999
                                                             --------------
INCOME BEFORE INTEREST INCOME                                     1,324,018
INTEREST INCOME                                                      39,799
                                                             --------------

NET INCOME FROM OPERATIONS                                   $    1,363,817

Adjusted Earnings per Share - 20,315,000 shares outstanding  $         0.07

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              PLANET EARTH RECYCLING INC.
                          (formerly  Adventure  Minerals  Inc.)

                           CONSOLIDATED STATEMENTS OF CASH FLOW
    For the nine months ended MARCH 31, 2001 and the seven months ended JUNE 30, 2000
                                       (UNAUDITED)

                                                             MAR 31, 01     JUNE 30, 00
                                                           --------------  --------------
                                                            U.S. Dollars    U.S. Dollars
CASH RESOURCES PROVIDED BY (USED IN)
OPERATING ACTIVITES
     Net Income                                            $   3,913,795   $     879,290
     Foreign Currency Adjustments                               (203,168)
Items not involving funds
     Amortization                                                 79,900          25,532
     Deferred revenue realized                                (1,392,573)       (596,817)
Cash generated from (used for) operating working capital
     Accounts receivable - trade                                (171,808)       (488,830)
     Accounts receivable - other                                (977,384)        (25,757)
     Contract Receivable                                     (11,875,000)              0
     Prepaid expenses                                             53,192         (71,741)
     Accounts payable and accrued liabilities                    309,275         147,325
     Deferred revenue                                         10,038,462               0
                                                           --------------  --------------
                                                                (225,309)       (130,998)
                                                           --------------  --------------
CASH RESOURCES PROVIDED BY (USED IN)
FINANCING ACTIVITIES
     Share capital                                                    (1)              1
     Lease Payable                                               108,280
     Note Payable                                                      -       1,000,000
     Funds received from contract advance                              -       1,989,390
                                                           --------------  --------------
                                                                 108,279       2,989,391
                                                           --------------  --------------
CASH RESOURCES PROVIDED BY (USED IN)
INVESTING ACTIVITIES
     Acquisition of license                                            -      (1,000,000)
     Investment                                                 (126,562)              0
     Purchase of capital assets                                 (135,986)        (22,094)
     Project deposit                                             (17,170)              -
     Write-off of Mineral Property                                 1,681               -
     Write-off of Exploration Advance                              8,299               -
                                                           --------------  --------------
                                                                (269,738)     (1,022,094)
                                                           --------------  --------------

INCREASE (DECREASE) IN CASH                                     (386,768)      1,836,299
CASH AND TERM DEPOSITS, beginning of year                      1,877,144          40,845
                                                           --------------  --------------
CASH AND TERM DEPOSITS, end of year                        $   1,490,376   $   1,877,144
                                                           ==============  ==============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                For the 9 months ended MARCH 31, 2001 (UNAUDITED)

1.   NATURE  OF  BUSINESS  AND  STATUS  OF  ACTIVITIES

     Planet Earth Recycling Inc. (formerly Adventure Minerals Inc.) (the "Company") was incorporated in Nevada, USA on February 17, 1999. The Company is public and has been trading on the NASD's Over-the-Counter Bulletin Board since June 2000. On September 15, 2000, a merger was completed with a private company (known at the time as Planet Earth Recycling Inc.), in which shares were exchanged one-for-one. The Company's name was formally changed to Planet Earth Recycling Inc. on November 2, 2000 following approval by the Company's Shareholders at a Special Shareholders' Meeting held in Seattle, Washington. All future business will be conducted under the name Planet Earth Recycling Inc. The Company's stock trades on the NASD's Over-the-Counter Bulletin Board under the symbol "PERI".

     Planet Earth Recycling Inc. is an integrated, multi-faceted recycling and waste management business ready to address a broad range of recyclable materials, including glass, plastic, paper, cardboard, metals and particularly organic wastes. The Company holds contractual rights to build, support, and supply Thermo Master(TM) Plants which employs a patent protected process to convert organic waste materials to valuable feed and fertilizer products.

     The Company has investment in one subsidiary, Planet Earth Operating Services Inc., which in turn has investments in eight subsidiaries, which are consolidated and summarized as follows:

COMPANY                                                  NATURE OF BUSINESS
-------------------------------------------------------  -----------------------------
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

2.   SIGNIFICANT  ACCOUNTING  POLICIES

(a)   PRINCIPLES OF ACCOUNTING  These consolidated financial statements have been prepared in accordance with  U.S. generally accepted
                                accounting principles applicable to a going concern,
                                which assumes that the Company will continue
                                operation for a reasonable period of time and will be
                                able to realize its assets and discharge its liabilities and commitments in the normal course of operations.


                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                 For the 9 months ended MARCH 31, 2001 (UNAUDITED)

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

(d)   CAPITAL ASSETS            Plant and equipment are recorded at cost.  Amortization is recorded on active and idle assets, computed using the 20%
                                straight-line method to amortize the cost of the assets over their estimated useful lives.

(e)   LICENSES                  License rights are recorded at cost and are amortized on a straight-line basis over the license period (10 years) which is the Company's estimated period of benefit for these
                                costs.

3.   CAPITAL  ASSETS

                              Cost    Acc. Amort.   Net Book Value
                            --------  ------------  ---------------
          Office Equipment  $ 26,780  $      4,279  $        22,531
          Equipment          130,523         1,087          129,436
                            --------  ------------  ---------------
          Total Assets      $157,303  $      5,336  $       151,967
                            ========  ============  ===============

     The  estimated  useful  life  of  the  office equipment is five years.

4.   DEFERRED  REVENUE

The Company has entered into an agreement to retrofit a recycling facility in Ontario, Canada and provide operating and support services to the facility for the amount of $11,875,000 until April 1, 2002.


5.   NOTE  PAYABLE

     The Company, in connection with its acquisition of the license agreement (Note 8 (b)) is indebted by way of a $1,000,000 note payable, due on demand at a seven percent (7%) rate of interest payable both before and after maturity. Interest of $70,575 has been accrued but only $20,575 remains unpaid at March 31, 2001.

                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                For the 9 months ended MARCH 31, 2001 (UNAUDITED)


6.   SHARE  CAPITAL

     The Company has an authorized share capital of 160,000,000 common shares with a par value of $0.001 and 40,000,000 preferred shares with a par value of $0.001. Prior to the merger, there were 10,165,000 shares outstanding. On September 15, 2000, in connection with a merger between the Company and Planet Earth Recycling Inc., 10,000,000 shares of the Company were exchanged for all the issued and outstanding shares of Planet Earth
     Recycling Inc. (a private company) on a one-for-one basis. Prior to the merger, 150,000 shares were issued by the Company for the settlement of a certain obligation. The total number of outstanding shares as of March 31, 2000 is 20,315,000.

                    Price     Number of Shares  Total Outstanding
                 -----------  ----------------  -----------------

Cash Issue       $      .005         1,200,000          1,200,000
Cash Issue       $       .05           800,000          2,000,000
Cash Issue       $       .25            33,000          2,033,000
5 for 1 Split                        8,132,000         10,165,000
Debt Settlement  $     0.001           150,000         10,315,000
Merger                              10,000,000         20,315,000


7.   COMMITMENTS

     The Company rents its head office and administrative offices under operating leases. Rental payments during the period amounted to a total of $17,323. Aggregate minimum rental payments are $672,341 and approximate future rent payments for the next five years relative to signed lease agreements are as follows:

                                Approximate
                    Year      Future  Payment
                    ----      ---------------
                    2001            $182,805
                    2002            $167,841
                    2003            $167,841
                    2004            $153,854

                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)

                          NOTES TO FINANCIAL STATEMENTS
                For the 9 months ended MARCH 31, 2001 (UNAUDITED)

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

     b) License Agreement. The Company entered into a License Agreement on March 28, 2000 to utilize the Thermo Master(TM) technology in Canada, Washington, Oregon, Nevada, Idaho, California and Hawaii. The Company has an exclusive right to build a Thermo Master(TM) Plant in any of its territories. The License is $1,000,000 and was satisfied with a Note payable (Note 5). Amortization of $75,000 has been recorded during the period (Note 2 (e)). The License Agreement also calls for an additional payment of $1,000,000 for every plant constructed by or on behalf of the Licensee.

     c) Agreement. On January 29, 2001 the company entered into an agreement to retrofit a recycling facility in Ontario, Canada and provide operating and support services to the facility. The contract runs through April 1, 2002, and has a value of $11,875,000.

9.   RELATED  PARTY  TRANSACTIONS

Included in accounts payable as at March 31, 2001 was $45,857 owing to the Company's President.

                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------------------------------------------------------------------------

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

                                    OVERVIEW

The Company is an integrated, multi-faceted recycling and waste management business, ready to address a broad range of recyclable materials, including glass, plastic, paper, cardboard, metals, and particularly organic wastes. The Company, through its subsidiaries, is focused on building, supporting and supplying Thermo Master(TM) Plants, which employ a patent protected process to convert organic waste materials to valuable feed and fertilizer products. The Company holds an exclusive master license to own and sub-license Thermo Master(TM) Plants in Canada, California, Washington, Oregon, Nevada, Hawaii and Iowa and is conducting feasibility studies in those areas to determine where the Thermo Master(TM) Plants should be sited. The Company believes that its presence in a community provides the following benefits: local employment; effective and comprehensive waste recycling; and environmental management.

The Company offers a full range of waste recycling and management services to its clients. The Company is structured as an integrated business with several subsidiaries dedicated to delivering distinct aspects of the Company's overall business model. The following diagram shows how the Company is organized:

                          PLANET EARTH RECYCLING, INC.
                          ----------------------------
                                        |
                      PLANET EARTH OPERATING SERVICES INC.
                      ------------------------------------
                                        |
                              1.   EARTH  ALLIANCE  SYSTEMS  INC.  (Waste
                                   ------------------------------
                                   acquisition  -  Satellite  centers  -  Tote
                                   services Transfer stations - De-packaging - Commodity broker glass, metals, plastics, paper, organics - Waste audits)
                              2.   PLANET  EARTH DESIGN BUILD INC.(Engineering -
                                   ------------------------------
                                   Permitting  -  Construction  services  -
                                   Equipment procurement - Turnkey recycling systems - Transfer stations - New technology development)
                              3.   PLANET  EARTH  BIO  CONVERSION INC. (Licenses
                                   -----------------------------------
                                   for Thermo Master(TM) Plants - Exclusive and non-exclusive territory)
                              4.   PLANET EARTH MANAGEMENT INC. (Commissioning -
                                   ----------------------------
                                   Training - Operating services - Support services - Complete recycling systems)

                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)

                              5.   ENVIRONMENTAL  PULP  AND  PAPER  SLUDGES INC.
                                   ---------------------------------------------
                                   (Licensor  of  Pulp  and  Paper  sludge
                                   technology)
                              6.   ENVIRONMENTAL  BIO  SOLIDS  SOLUTIONS  INC.
                                   -------------------------------------------
                                   (Licensor  of  Bio  Solid  sludge technology)
                              7.   ENVIRONMENTAL  AGRI  BIO SOLIDS INC.(Licensor
                                   ------------------------------------
                                   of  Agri  Bio  Solid  sludge  technology)
                              8.   ENVIRONMENTAL  INDUSTRIAL  SLUDGES INC.
                                   ---------------------------------------
                                   (Licensor  of  Industrial  sludge technology)

The parent company, Planet Earth Recycling Inc., is primarily focused on the acquisition and management of corporate financing. Planet Earth Operating Services Inc. ("PEOSI") delivers all aspects of the operational side of the business through its several subsidiary companies. The Company has assembled a team of core consultants with over 300 years of combined experience in the critical sectors of its business.

PEOSI is built from a company with a history of 45 years of successfully providing systems, equipment and services in the agricultural and environmental industries. Its waste management and recycling team brings experience with every major waste management firm known in North America. Within the group of key consultants resides knowledge and experience in engineering, research and development, construction, mechanical operations, public relations and marketing, waste acquisition, recycling and financing needed to conduct the Company's business.

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

The other subsidiaries, Earth Alliance Systems Inc. and Planet Earth Bio Conversion Inc. are in a position to capitalize on the potential of waste and recycling markets throughout the world. These two companies are structured to own and operate waste acquisition, recycling, organic waste conversion and commodity brokering businesses to cover the full gamut of recycling opportunities in the marketplace. The two subsidiaries will hold equity positions in the Company's growing family of plants and businesses as well as create and capture major revenues and profits.

The Company is also involved in commodity businesses, whether that be the end product from Thermo Master(TM) Plants, such as feed or fertilizer products, or the recyclable materials, such as plastics, paper, glass, metals and other recoverable materials.

All subsidiary companies are structured to operate profitably in their own right. The subsidiaries have been structured as distinct entities to ensure that the Company's management can track each subsidiary's performance.

                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)

In addition to the wholly-owned subsidiary companies, Planet Earth Operating Services Inc. owns 50% of four other subsidiary companies formed to hold Licenses on Thermophilic sludge technology, and to perform research and development in the following areas:

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

On January 29, 2001, PEOSI signed a $11,875,000 agreement, paid in full upon signing with a convertible debenture.

Under the terms of the agreement, PEOSI will retrofit and operate Hamilton Bio Conversion Inc., a 1,200 ton per day Thermo Master(TM) Mark III plant, until April 2002. The agreement also covers a full spectrum of corporate administrative and support services including completion of fiscal year end functions such as audits, annual financial reporting and filing and related legal consultations for Thermo Tech(TM).

PEOSI has a 20-year Master(TM) Service Agreement. The Master(TM) Service Agreement provides exclusive rights to PEOSI to provide turnkey construction, commissioning and training, maintenance services, technical services, waste supply and end product purchasing for all licensees of the Thermo Master(TM) Mark III technology. This contract will provide the expertise and know-how to ensure all new licensees are delivered an operating Thermo Master(TM) Mark III Plant.

During  the  quarter,  the  following  projects  were  initiated:

Planet Earth Design Build Inc. is currently preparing 12 feasibility studies for new projects, to assess what is required in each area. The results of the feasibility study may allow for new projects that may generate up to 12 new sites for the Company to implement its total recycling program.

On May 1, 2001, the Company acquired a 400-ton per day permitted transfer station and recycling facility in Toronto, Ontario for $1,900,000. The site is just under eight acres of property with 69,000 sq.ft. of building space, including 6,000 sq.ft of offices and 63,000 sq.ft of plant space. The Company plans to use the facility for recycling depackaging, satellite transfer,

                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)

research and development, and demonstration of technologies. Negotiations are finalized and the Company closed the transaction on April 30, 2001. The Company believes that the acquisition of the transfer station and recycling facility may generate revenue for the Company from the following sources: tipping fees; from sale of condensed organic wastes to the Hamilton, Ontario recycling facility; resale of mainstream recyclable materials including tires, paper, glass, plastic, and metals; and new product and technologies developed at the on-site research and development labs.

These current contracts enable the Company to provide its value-added services to its clients and ensure room for future expansion with new facilities and new opportunities.


                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE  MONTHS  ENDED  MARCH  31, 2001 COMPARED TO THE SEVEN MONTHS ENDED JUNE 30,
2000.

This information has been derived from unaudited interim financial statements for the period ended March 31, 2001 and audited financial statements for the seven-month period ended June 30, 2000. Results of operations for any interim period are not necessarily indicative of results to be expected from the full fiscal year.

The Company's operations, going forward, are the operations of the merged private company, Planet Earth Recycling Inc., as this is the continuing business. For comparison purposes this quarter, the period ended June 30, 2000 will be used. As no useful operating figures exist for the same period last year, July 1, 1999 to March 31, 2000, those figures will not be presented.

     Net  Income
     -----------

For the nine months ended March 31, 2001, the Company had net income of $3,913,795. This is an increase of $3,034,505 over the comparison period's operations, which produced net income of $879,290. This increase in net income is based on growing the operations of the Company. The Company expects growth to continue in the next quarters as the business continues to develop based on the business plan of the Company. New revenue sources from the new Environmental Conversion Center and the retrofit & operating contract with Hamilton Bio
Conversion  will  further  the  Company's  growth.

     Operating  Revenue
     ------------------

Total revenue for the nine months ended March 31, 2001 was $6,266,393. The Company increased revenue by $5,170,579 or 572% over total revenues for the seven months ended June 30, 2000, which was $1,095,814. The increase in revenues resulted from the beginning of a new contract with Thermo Tech(TM) Technologies Inc., retrofit and operation work with Hamilton Bio Conversion and work on Richmond Bio Conversion. The Company has several other new projects with expected business growth in each subsidiary.

                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)

     Operating  Costs  and  Expenses
     -------------------------------

The Company had an increase in expenses of $2,206,589 during the period to $2,427,719 as compared to the expenses for the seven months ended June 30, 2000 with total operating expenses of $221,130. The increased expenses reflect the growth in operations, including increases in the number of consultants and employee's to implement the Company's business plan. Other areas of expense increases included professional fees, due to the increase in business, and general and administration fees. The Company has contracts that charge out at cost plus 15% while others are fixed fee contracts to recover the costs. The Company also wrote off the cost of the exploration advance and mineral property as it turns its focus to its new business.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $1,490,376 and a working capital of $3,442,009 as of March 31, 2001. This is compared to cash of $1,877,144 and a working capital deficit of $78,778 as at June 30, 2000. The increase is a direct result of the net income during the period of $3,913,795.

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

The Company plans to utilize a combination of internally generated funds from operations, and potential debt and / or equity financings to fund its longer-term growth over a period of two to five years. The availability of future financings will depend on market conditions. A portion of the funds will be needed to grow the business through acquisitions of other businesses.

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

                EFFECT OF FLUCTUATIONS IN FOREIGN EXCHANGE RATES

The majority of the Company's current operations are located outside the United States. The functional currency for each foreign operation is the local currency. The carrying value of the Company's investments outside the United States is subject to the risk of foreign currency fluctuations. Any revenues received from the Company's international operations will be subject to foreign exchange risk.

                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)

                         PART II.     OTHER INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS
---------------------------------------------------------

Following the approval by the shareholders of the amended and restated articles of incorporation in November 2000, the capital stock of the Company is as follows:

                            DESCRIPTION OF SECURITIES

The following is a description of the material terms of the Company's capital stock following the amendment and restatement of its articles of incorporation in November 2000. This description does not purport to be complete and is subject to and qualified in its entirety by the Company's articles of incorporation and bylaws and by the applicable provisions of Nevada law.

The Company's authorized capital stock consists of 160,000,000 shares of common stock, par value $0.001 per share, and 40,000,000 shares of preferred stock, par value $0.001 per share.

COMMON  STOCK
-------------

Each record holder of common stock is entitled to one vote for each share held on all matters properly submitted to the shareholders for their vote. The articles of incorporation do not permit cumulative voting for the election of directors, and shareholders do not have any preemptive rights to purchase shares in any future issuance of the Company's common stock.

Because the holders of shares of the Company's common stock do not have cumulative voting rights, the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of the Company's directors.

The holders of shares of common stock are entitled to dividends, out of funds legally available therefor, when and as declared by the Board of Directors. The Board of Directors has never declared a dividend and does not anticipate declaring a dividend in the future. In the event of liquidation, dissolution or winding up of the Company's affairs, holders are entitled to receive, ratably, the net assets of the Company available to shareholders after payment of all creditors.

Under the Company's articles of incorporation, only the Board of Directors has the power to call a special meeting of the shareholders, thereby limiting the ability of shareholders to effect a change in control of the Company by changing the composition of its Board.

All of the issued and outstanding shares of common stock are duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of the Company's common stock are issued, the relative interests of existing shareholders may be diluted.

                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)

PREFERRED  STOCK
----------------

The Board of Directors may determine, in whole or in part, the preferences, limitations and relative rights, within the limits set forth by the laws of the state of Nevada, or any successor statute, of any class of its preferred stock before the issuance of any shares of that class or one or more series within that class before the issuance of any shares of that series.

This is an anti-takeover measure. The Board of Directors has exclusive discretion to issue preferred shares with rights that may trump those of its common stock. The Board of Directors could use an issuance of preferred stock with dilutive or voting preferences to delay, defer or prevent common stock shareholders from initiating a change in control of the Company or reduce the rights of common stockholders to the net assets upon dissolution. Preferred stock issuance may also discourage takeover attempts that may offer premiums to holders of the Company's common stock.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

On November 2, 2001, the Company held a Special Meeting of its shareholders to vote on a proposal to amend and restate the Company's articles of incorporation, including a name change from Adventure Minerals, Inc. to Planet Earth Recycling Inc. Of the 20,315,000 shares of common stock entitled to vote at the meeting, 20,315,000 shares voted for and no shares voted against the proposal.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
-----------------------------------------------

(a)  EXHIBITS.

EXHIBIT  NO.   DESCRIPTION
------------   -----------

3.1            Amended  and  Restated  Articles  of  Incorporation

3.2            Amended  and  Restated  Bylaws

10.1 Agreement dated January 29, 2001 between Thermo Tech Technologies Inc. and Planet Earth Operating Services Inc. re Hamilton Thermo Master(TM) Plant


(b)  REPORTS  ON  FORM  8-K.

None

                          PLANET EARTH RECYCLING INC.
                       (formerly Adventure Minerals Inc.)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET  EARTH  RECYCLING,  INC.



  /s/  Rowland  Wallenius                            May 14, 2001
----------------------------                        --------------
Rowland Wallenius, President                             Date

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------

3.1            Amended  and  Restated  Articles  of  Incorporation

3.2            Amended  and  Restated  Bylaws

10.1 Agreement dated January 29, 2001 between Thermo Tech Technologies Inc. and Planet Earth Operating Services Inc. re Hamilton Thermo Master(TM) Plant